Form 10KSB40
period 2000-04-30
BANNER HOLDING CORP
filed 2000-08-16
CIK 1064105

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED APRIL 30, 2000

[ ] TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 333-57043


                              BANNER HOLDING CORP.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


           Florida                                            65-0826508
------------------------------                           -------------------
  (State or jurisdiction of                               (I.R.S. Employer
incorporation or organization)                           Identification No.)


                           120 North U.S. Highway One
                             Tequesta, Florida 33469
                                 (561) 747-0244
--------------------------------------------------------------------------------
          (Address and telephone number of principal executive offices)


       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x] No [ ].

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. [x]

         State issuer's revenues for its most recent fiscal year.  $0

         As of July 31, 2000, there were 3,000,000 shares of common stock outstanding. The aggregate market value of such shares held by non-affiliates of the registrant was $0.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

The Company was formed as a Florida corporation in January 1998 to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a "Business Combination") with an operating business (a "Target") which the Company believes has significant growth potential. The Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission which became effective April 20, 2000. An Initial Public Offering Prospectus dated April 11, 2000 was included in the Registration. The Company has not engaged in any commercial business since the offering and has not determined when it will do so. The Company has no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or entity and has not identified any specific business or entity for investigation and evaluation. The Company intends to utilize cash (derived from the proceeds of the offering), equity, debt or a combination thereof to effect a Business Combination.

BUSINESS COMBINATION

The Company's officers and directors, shareholders, its legal counsel or other professional associates may introduce prospective Business Combinations. The Company's search is not restricted to any specific business, industry or geographic location. It may participate in a business venture of virtually any kind. In implementing a structure for a particular Business Combination, the Company may become party to a merger, consolidation, reorganization, joint venture or licensing agreement with another corporation or entity. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses, or acquire existing businesses as subsidiaries.

EVALUATION BY INVESTORS

The offering was a "blank check" offering due to management's broad discretion with respect to the specific application of the net proceeds of the offering. Substantially all of the net proceeds of the offering are intended to be generally applied toward effecting a Business Combination, but have not been marked for any specific purpose. Management has sole discretion in determining which businesses, if any, are to be acquired, and the terms of such acquisition. Investors in the blank check offering will have the opportunity to evaluate the merits and risks of an acquisition and will be entitled to elect whether they desire to remain investors in the Company. An acquisition will only be consummated if investors representing 80% of the maximum offering proceeds reconfirm their investments (as described in the following paragraph).

The "blank check" offering was subject to Rule 419 of Regulation C under the Securities Act of 1933 as Amended. Rule 419 requires that net offering proceeds and the securities issued to investors must be deposited in an escrow account. The deposited funds (except for an amount up to 10% of the deposited funds) and deposited securities may not be released until an acquisition conforming to certain specified criteria has been consummated and a sufficient number of investors reconfirm their investment in accordance with the procedures set forth in Rule 419. At that time a new prospectus describing the acquisition candidate and its business and including audited financial statements will be delivered to all investors. The Company must return the pro rata portion of the deposited funds to any investor who does not elect to remain an investor. A sufficient number of investors must elect to remain investors, or all investors will be entitled to the return of a pro rata portion of the deposited funds (plus interest) and none of the deposited securities will be issued to investors. In the event an acquisition is not consummated within 18 months of the effective date of the prospectus, the deposited funds will be returned on a pro rata basis to all investors.

IDENTIFYING A TARGET

The selection of a Target will be complex and risky because of competition for such business opportunities among all segments of the financial community. In searching for a Target, the Company will consider various factors:

   -costs associated with effecting a Business Combination
   -equity interest in and possible management participation in the Target -growth potential of the Target and its industry
   -experience and skill of management and availability of additional personnel of the Target
   -capital requirements of the Target
   -competitive position of the Target
   -potential for further research, development or exploration
   -degree of current or potential market acceptance of product/service
   -risk factors
   -regulatory environment of the Target's industry
   -profit potential

The evaluation as to the merits of a particular Business Combination will be based on relevant factors above as well as other considerations deemed by management to be relevant to effecting a Business Combination consistent with the Company's business objective. Management will conduct an extensive due diligence review which will encompass, among other things, meeting with incumbent management and inspection of facilities, as well as review of financial or other information made available to the Company.

TERMS OF BUSINESS COMBINATION AGREEMENT

The actual terms of an acquisition or merger transaction are unpredictable. Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a particular Business Combination, which could be effected through various forms of a merger, consolidation or stock or asset acquisition. The parties will endeavor to structure the Business Combination to achieve the most favorable tax treatment to the Company, the Target and their respective shareholders. Although the Company has no commitments to date to issue any Shares other than as described in the Initial Public Offering Prospectus, the Company will, in all likelihood, issue a substantial number of additional Shares in connection with a Business Combination. To the extent that such additional Shares are issued, dilution to the interests of the Company's shareholders will occur, or a change in control of the Company may occur. The written agreements executed in consummation of a Business Combination will contain, but not be limited to, the following:

   -representations and warranties by all parties thereto
   -specifications as to default penalties
   -terms of closing
   -conditions to be met prior to closing
   -conditions to be met after closing
   -allocation of costs, including legal and accounting fees

The Company is subject to all the reporting requirements included in the Exchange Act. It will therefore exercise its affirmative duty to file independent audited financial statements with the Securities and Exchange Commission as part of its Form 8-K upon consummation of a merger or acquisition. The closing documents will provide that such audited financial statements be available at closing or within ample time to comply with reporting requirements. If such statements are not available, or do not conform to representations made by the Target, the proposed transaction will be voidable at the discretion of present Company management.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company has an oral agreement with the Company President that permits the Company to share with related companies executive offices rent-free in approximately 1200 square feet of office space located at 120 N. U.S. Highway One, Tequesta, Florida 33469. The Company considers this space adequate for its needs and has no plans with respect to office space in the future. The Company does not own any property and does not intend to make any such acquisitions in the near future.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to, nor is it aware of, any threatened litigation of any nature.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no trading market for the shares of the Company nor is there any assurance that a regular trading market will develop for the Shares, or that, if developed, any such market will be sustained. The Company anticipates that trading of the Shares will be conducted through what is customarily known as the "pink sheets" and/or on the National Quotation Bureau's Over-the-Counter Electronic Bulletin Board (the "Bulletin Board"). Any market for the Shares which may result will likely be less well developed that if the Shares were traded on NASDAQ or on an exchange.

The Company has registered the shares of the Offering only in New York. The shares may only be traded in New York. There can be no assurances that the shares will be eligible for sale or resale in any other jurisdiction other than New York. The Company may apply to register the shares in several states or for secondary trading.

As of July 31, 2000 two persons own the 3,000,000 shares of common stock outstanding. On January 26, 1998, the Company issued 1,650,000 shares of its Common Stock to John M. O'Keefe, the Company's President and a Director, and 1,350,000 shares to Vicki J. Lavache, the Company's Secretary/Treasurer and a Director, respectively for cash and a demand note aggregating $39,000. Each paid $0.013 per share. Mr. O'Keefe paid $13,415 in cash and gave the Company a promissory note for $8035. The note was paid by Mr. O'Keefe. Ms. Lavache paid $17,550 in cash. In addition, the shareholders contributed $26,452 for offering and administrative expenses to April 30, 2000.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company, a development stage entity, has neither engaged in any operations nor generated any revenues to date. Its entire activity since its inception has been fund raising through an offering of equity securities.

The Company's administrative expenses to date are approximately $19,000. Included in the expenses is $13,500 in non-cash general and administrative expense.

Substantially all of the Company's working capital needs will be attributable to the identification of a suitable Target, and thereafter to effectuate a Business Combination with such Target. Although no assurances can be made, the Company believes it can satisfy its cash requirements until a Business Combination is consummated with 10% of the net proceeds derived from the Offering. Expenses to date have been limited to accounting, legal, and filing fees. Upcoming expenses will include escrow agent fees and transfer agent fees.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements that constitute Item 7 follow the text of this report. An index to the financial statements appears in Item 13(a) of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name                           Age              Title
----                           ---              -----

John M. O'Keefe                 57              President, Director
Vicki J. Lavache                53              Secretary/Treasurer, Director

Mr. O'Keefe, President and Director since January 1998, serves as chief executive officer of Merit First, Inc. (which he formed in June 1996), an investment banking firm specializing in advising development stage enterprises concerning finance, located in Tequesta, Florida. Prior to that, he served as chief financial officer of Eutro Group Holding, Inc., a publicly-traded company located in Jupiter, Florida in the medical diagnostic business, since 1993. Earlier in his career, Mr. O'Keefe sold life and health insurance and worked as a bank loan officer. He spent four years in the U.S. Navy after attending Fordham University in New York in 1964. Mr. O'Keefe is a promoter of four "public shell" companies registered with the Securities and Exchange Commission:
Zenith Holding Corp., Greenhold Group, Inc., Liege Holding, Inc., and Haven Holding, Inc., all Florida corporations.

Ms. Lavache, Secretary/Treasurer, Director since January 1998, serves as secretary/treasurer of Merit First, Inc. Previously, she served with Mr. O'Keefe on the Board of Eutro Group Holding. From 1986 through 1999 she owned Executive Line Business Services, Inc. in Jupiter, Florida, a provider of secretarial, bookkeeping and other business services. Ms. Lavache serves as President and Director of four "public shell" companies registered with the Securities and Exchange Commission: Zenith Holding Corp., Greenhold Group, Inc., Liege Holding, Inc., and Haven Holding, Inc., all Florida corporations.

The directors of the Company hold office until the next annual meeting of the shareholders and until their successors have been elected and qualified. The directors receive no compensation for serving as such, other than reimbursement of reasonable expenses incurred in attending meetings. Officers are appointed by the Board of Directors and serve at the discretion of the Board. Messrs. O'Keefe and Lavache, the current executive officers of the Company, devote approximately 50% of their time to the affairs of the Company.

There are no agreements or understandings for any officer or director to resign at the request of another person and neither of the officers or directors is acting on behalf of or will act at the direction of another person.

As detailed in Items 6 and 9 of this report and as reported on Forms 3 as filed with the Securities and Exchange Commission, officers and directors, John M. O'Keefe and Vicki J. Lavache own 3,000,000 shares of common stock constituting 100% of the outstanding shares.

ITEM 10.  EXECUTIVE COMPENSATION

No compensation has been paid to any officers or directors since inception. The Company does not expect to pay any direct or indirect compensation to its officers and directors except for reimbursement for reasonable out-of-pocket expenses. There are no understandings or arrangements otherwise relating to compensation. Management anticipates that shares of the Company's authorized but unissued Common Stock may be utilized in connection with a business acquisition or combination and not as compensation to the Company's management, promoters, or their affiliates or associates.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of July 31, 2000 with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, and (iii) officers and directors as a group.

                             AMOUNT AND APPROXIMATE
                        PERCENTAGE OF OUTSTANDING SHARES

                                                              Beneficial                Percentage
Class             Shareholder                                 Ownership                  of Class
-----             -----------                                 ---------                 ---------
Common            John M. O'Keefe (1)                          1,650,000                    55%
                  8671 SE Somerset Island Way
                  Jupiter, Florida 33458

Common            Vicki J. Lavache (1)                         1,350,000                    45%
                  1510 Seabrook Road
                  Jupiter, Florida 33469

Common            Officers and directors
                  as a group (2 persons)                       3,000,000                   100%


(1) An officer and director

Unless otherwise noted, the persons named in the table have sole voting and investment power with respect to all Shares beneficially owned by them. Neither person named in the tables is acting as nominee for any persons or is otherwise under the control of any person or group of persons.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since inception the Company has maintained its executive offices in approximately 1200 square feet of office space at 120 N. U.S. Highway One in Tequesta, Florida. The space is provided at no cost by Merit First, Inc., a private company owned by Company shareholders John O'Keefe and Vicki Lavache.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Financial Statements - April 30, 2000

         Table of Contents                                     i
         Report of Independent Public Accountant              F-1
         Balance Sheet                                        F-2
         Statement of Operations                              F-3
         Statement of Changes in Stockholders' Equity         F-4
         Statements of Cash Flows                             F-5
         Notes to Financial Statements                        F-6

(b)      Reports on Form 8-K
         None.

(27)     Financial Data Schedule (for SEC use only)

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BANNER HOLDING CORP.

                                            By: /s/ John M. O'Keefe
                                                -----------------------
                                                John M. O'Keefe
                                                President

August 15, 2000

                              BANNER HOLDING CORP.
                          (a development stage company)

                              FINANCIAL STATEMENTS

                                TABLE OF CONTENTS


                                                                          Page
                                                                          ----

Report of Independent Certified Public Accountants                        F-1

Balance Sheet                                                             F-2

Statements of Operations                                                  F-3

Statement of Changes in Stockholders' Equity                              F-4

Statements of Cash Flows                                                  F-5

Notes to Financial Statements                                             F-6

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Banner Holding Corp. (a development stage company)

We have audited the accompanying balance sheet of Banner Holding Corp. (a development stage company) as of April 30, 2000, and the related statements of operations, stockholders' equity and cash flows for the two years ended April 30, 2000, and for the period from January 26, 1998 (inception) to April 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based upon our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Banner Holding Corp. (a development stage company) as of April 30, 2000, and the results of its operations and its cash flows for the two years ended April 30, 2000, and for the period from January 26, 1998 (inception) to April 30, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred a net loss of $19,248 for the period January 26, 1998 (inception) to April 30, 2000, and has a negative working capital of $22,886. The Company has no operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                        Sweeney, Gates & Co.

Fort Lauderdale, Florida
August 14, 2000

                              BANNER HOLDING CORP.
                          (a development stage company)
                                  BALANCE SHEET
                                 APRIL 30, 2000




ASSETS

      Current assets:
           Cash                                                                         $    144
                                                                                        --------

               Total current assets                                                          144

      Other assets:
           Deferred offering costs                                                        82,590
                                                                                        --------

                                                                                        $ 82,734
                                                                                        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

      Current liabilities:
           Accounts payable and accrued expenses                                        $ 23,030
                                                                                        --------

               Total current liabilities                                                  23,030
                                                                                        --------

      Stockholders' equity:
           Preferred stock, $.01 par value, 5,000,000 shares authorized
               no shares issued or outstanding                                                --
           Common stock, $.01 par value, 25,000,000 shares authorized,
               3,000,000 shares issued and outstanding                                    30,000
           Additional paid-in capital                                                     48,952
           Deficit accumulated during the development stage                              (19,248)
                                                                                        --------

               Total stockholders' equity                                                 59,704
                                                                                        --------

                                                                                        $ 82,734
                                                                                        ========



    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                              BANNER HOLDING CORP.

                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS



                                                                                                   January 26, 1998
                                                               Year ended          Year ended       (inception) to
                                                             April 30, 2000      April 30, 1999     April 30, 2000
                                                             --------------      --------------     --------------
Revenues                                                      $      --          $       --           $      --

General and administrative expenses                              11,290               6,458              19,248
                                                              ---------          ----------           ---------
Net loss                                                      $ (11,290)         $   (6,458)          $ (19,248)
                                                              =========          ==========           =========

Loss per share, basic and diluted                             $   (0.00)         $    (0.00)
                                                              =========          ==========

Weighted averages shares outstanding                          3,000,000           3,000,000
                                                              =========          ==========






    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                              BANNER HOLDING CORP.
                          (a development stage company)
                        STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                          Deficit
                                                                                        accumulated
                                    Preferred Stock     Common Stock         Additional  during the
                                    --------------   -------------------      paid-in   development   Stockholders'
                                    Shares  Amount   Shares       Amount      capital       stage       receivable         Total
                                    ------  ------   ------       ------      -------       -----     -------------        -----
Issuance of founders shares           --     $ --   3,000,000    $   30,000    $    9,000  $       --     $  (29,528)    $    9,472
    Non-cash credit for general
      and administrative expenses     --       --          --            --         1,500          --             --          1,500

    Net loss                          --       --          --            --            --      (1,500)            --         (1,500)
                                    ----     ----  ----------    ----------    ----------  ----------     ----------     ----------

Balance, April 30, 1998               --       --   3,000,000        30,000        10,500      (1,500)       (29,528)         9,472

    Payment of stockholders'
     receivable                       --       --          --            --            --          --         19,945         19,945

    Non-cash credit for general
       and administrative expenses    --       --          --            --         6,000          --             --          6,000

    Net loss                          --       --          --            --            --      (6,458)            --         (6,458)
                                    ----     ----  ----------    ----------    ----------  ----------     ----------     ----------

Balance, April 30, 1999               --       --   3,000,000        30,000        16,500      (7,958)        (9,583)        28,959

    Payment of stockholders'
      receivable                      --       --          --            --            --          --          9,583          9,583

    Contribution to capital           --       --          --            --        26,452          --             --         26,452

    Non-cash credit for general
      and administrative expenses     --       --          --            --         6,000          --             --          6,000

    Net loss                          --       --          --            --            --     (11,290)            --        (11,290)
                                    ----     ----  ----------    ----------    ----------  ----------     ----------     ----------

Balance, April 30, 2000               --     $ --   3,000,000    $   30,000    $   48,952  $  (19,248)    $       --     $   59,704
                                    ====     ====  ==========    ==========    ==========  ==========     ==========     ==========




 The accompanying notes are an integral part of these financial statements.

                              BANNER HOLDING CORP.
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS




                                                                                                         January 26, 1998
                                                                    Year ended           Year ended       (inception) to
                                                                  April 30, 2000       April 30, 1999    to April 30, 2000
                                                                  --------------       --------------    -----------------
Cash flows from operating activities:
   Net loss                                                         $(11,290)            $ (6,458)            $(19,248)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
         Non-cash charge for general and
            administrative expenses                                    6,000                6,000               13,500
         Changes in assets and liabilities:
            Increase in accounts payable and                              --                   --                   --
              accrued expenses                                         5,970               12,208               23,030
                                                                    --------             --------             --------

               Net cash provided by operating activities                 680               11,750               17,282
                                                                    --------             --------             --------

Cash flows from financing activities:
   Increase in deferred offering costs                               (37,318)             (31,948)             (82,590)
   Proceeds from sale of stock and contribution of
      capital                                                         26,452                   --               35,924
   Proceeds stockholder receivable                                     9,583               19,945               29,528
                                                                    --------             --------             --------

               Net cash used in financing activities                  (1,283)             (12,003)             (17,138)
                                                                    --------             --------             --------

               Net increase (decrease) in cash and cash
                  equivalents:                                          (603)                (253)                 144
                                                                    --------             --------             --------

Cash and cash equivalents, beginning of period                           747                1,000                   --
                                                                    --------             --------             --------

Cash and cash equivalents, end of period                            $    144             $    747             $    144
                                                                    ========             ========             ========

Supplemental disclosure of cash flow information:
   Cash paid for interest during the period                         $     --             $     --             $     --
                                                                    ========             ========             ========

   Cash paid for income taxes during the period                     $     --             $     --             $     --
                                                                    ========             ========             ========




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              BANNER HOLDING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION - Banner Holding Corp. (the "Company"), was incorporated in Florida on January 26, 1998. The Company is a development stage company, formed to consummate a Blank Check Offering (See Note 5).

The Company intends to seek, investigate and, if such investigation warrants, acquire an interest in a business. These opportunities will be presented by persons who, or firms which, desire to employ the Company's funds in their business or seek the perceived advantages of a publicly held corporation.

DEFERRED OFFERING COSTS - Amounts paid or accrued for costs related to the anticipated public offering will be recorded as a reduction of the proceeds when the offering is completed. If the offering is not completed, the costs will be expensed. To date these costs have been legal, auditing and printing services.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair value of the Company's financial instruments such as accounts payable, approximate their carrying value.

INCOME TAXES - The Company accounts for income taxes on an asset and liability approach to financial accounting. Deferred income tax assets and liabilities are computed annually for the difference between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

LOSS PER SHARE - Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"), requires presentation of earnings or loss per share on basic and diluted earnings per share. The Company has potentially dilutive shares; however, because the Company has a loss, the shares are deemed anti-dilutive. Loss per share is computed by dividing net income by the weighted average number of shares outstanding during the period.

START-UP COSTS - The Company has expensed all start-up costs, including organizational costs as incurred.

                              BANNER HOLDING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2. GOING CONCERN CONTINGENCY

The Company is a development stage entity having no revenue or operations from its inception to April 30, 2000. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $19,248 for the period January 26, 1998 (inception) to April 30, 2000, and has a negative working capital of $22,886. The Company has no operations. The Company is dependent upon its shareholders for its financial support. These factors raise substantial doubt about the Company's ability to continue as a going concern.

In order to begin any significant operations, the Company will have to pursue other sources of capital, such as raising equity as discussed in Note 5 and a merger with an operating company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. RELATED PARTY TRANSACTIONS

The Company shares facilities and certain other resources free of charge with a company owned by the President and principal stockholders. The Company provided a non-cash charge of $500 per month or $13,500 for the period from January 26, 1998 to April 30, 2000 for these expenses. The expense allocation was based on an estimate of the usage of the officers' time, rent and general and administrative expenses, such as copying, faxes, and telephone charges. The credits are reflected as contributions to capital.

During the year ended April 30, 2000, another company wholly owned by the stockholders of the Company loaned the Company funds to pay for offering and other administrative expenses. The total amount of $26,452 was contributed to capital during the period ended April 30, 2000.

The Company had no activity other than the preparation of the proposed public offering mentioned in Note 5.

                              BANNER HOLDING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4. STOCKHOLDERS' EQUITY

In 1998, the Company issued 3,000,000 shares of stock to its founding stockholders for $39,000. The Company received a commitment for a total of $39,000 in capital contributions for these shares. These funds were used to finance the expenses of the offering (see Note 5). As of April 30, 1999, the founders owed the Company $9,583 as stockholders' receivable, which amount was paid in full in the fiscal year ended April 30, 2000.

On March 1, 1998, the Company issued a warrant to the Company's law firm, to purchase 150,000 shares of common stock at $.75 per share, exercisable through February 28, 2001. In accordance with APB 25, "Accounting for Stock Issued to Employees" and related interpretations, no expense has been recognized because the exercise price of the warrants was in excess of the market price of the underlying stock on the date of the warrant.

5. PROPOSED PUBLIC OFFERING OF COMMON STOCK

The Company is in the process of selling to the public an initial offering of common stock which calls for a minimum of 200,000 or a maximum of 1,000,000 common shares to be sold at $.25 per share on a "best efforts" basis. If proceeds from this offering are insufficient, the Company may be required to seek additional capital. No assurance can be given that the Company will be able to obtain such additional capital, or even if available, that such additional capital will be available on terms acceptable to the Company. In the event that management determines that the Company is unable to conduct any business whatsoever, management, subject to the requirements of SEC Rule 419, which provides that the deposited funds will be returned on a pro rata basis if an acquisition meeting certain prescribed criteria is not consummated within 18 months of the date of this prospectus, may, in its sole discretion, seek stockholders approval to liquidate the Company. In the event such a liquidation were to occur at some point in time after the Company's compliance with the provisions of Rule 419, all stockholders of the Company, including those owning shares purchased privately at less than the public offering price, will receive the liquidated assets on a pro rata basis (as opposed to being based on the amounts paid for such shares). While management has not established any guidelines for determining at what point in time it might elect to discontinue its efforts to engage in a business combination and seek stockholder approval to liquidate the Company, management is subject to the 18 month time frame set forth in Rule 419 in which to effect an acquisition.

The Company has no revenues to date and is entirely dependent upon the proceeds of this offering to commence operations relating to selection of a prospective target. The Company will not receive any revenues until the consummation of a business combination. Although the Company believes that the proceeds of this offering will be sufficient to effect a business combination, inasmuch as the Company has not yet identified any prospective target candidates, the Company cannot ascertain with

                              BANNER HOLDING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5. PROPOSED PUBLIC OFFERING OF COMMON STOCK (CONTINUED)

any degree of certainty the capital requirements for any particular transaction. In the event that the net proceeds of this offering prove to be insufficient for purposes of effecting a business combination (because of the size of the business combination or the depletion of 10% of the portion of the net proceeds available to the Company for the search for a target), the Company will be required to seek additional financing. In the event no target is identified or no business combination is consummated, and all of the net proceeds other than the deposited funds have been expended, the Company currently has no plans to continue the operations of the Company. In such event, the founding stockholders may consider lending the Company funds for operations. Although there are no plans or arrangements with respect to such loans, the founding stockholders do not currently anticipate such loans, if any, will be made on terms other than for market interest rates. There can be no assurance that the founding stockholders will make such loans to the Company. The deposited funds, including any interest earned thereon, however, will not be used for expenses associated with the evaluation and structuring of a contemplated business combination. There can be no assurance that such financing would be available on acceptable terms, if at all. To the extent that such additional financing proves to be unavailable when needed to consummate a particular business combination, the Company would, in all likelihood, be compelled to restructure the transaction or abandon that particular business combination and seek alternate target candidates.

6. INCOME TAXES

The Company had available at April 30, 2000, a net operating loss carry-forward for federal and state tax purposes of approximately $19,000 which could be applied against taxable income in subsequent years through 2019. The tax effect of the net operating loss is approximately $2,000, and a full valuation allowance was recorded, since realization is uncertain.

Reconciliation of the differences between income taxes computed at the federal statutory tax rates and the provision for income taxes is as follows:

                                                     2000              1999
                                                    ------          --------

Income taxes computed at federal
   statutory tax rate                              $ 6,000          $  3,000
                                                    ------          --------
State tax provision, net of
   federal benefits                                  1,000                --
Change in valuation allowance                       (7,000)           (3,000)
                                                   -------           -------

Provision for income taxes                         $    --          $     --
                                                   =======          ========

                              BANNER HOLDING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6. INCOME TAXES (CONTINUED)

Temporary differences that give rise to significant deferred tax assets are as follows:


                                                     2000              1999
                                                    ------          --------
Net operating loss carryforward                    $ 7,000           $ 3,000
                                                   -------           -------

Total deferred tax assets
                                                     7,000             3,000

Valuation allowance

                                                    (7,000)           (3,000)
                                                   -------           -------

Net deferred tax asset                             $    --           $    --
                                                   =======           =======