Form 10QSB
period 2000-07-31
BANNER HOLDING CORP
filed 2000-10-18
CIK 1064105

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended July 31, 2000

                             Commission File Number
                                    333-57043

                              BANNER HOLDING CORP.
                 (Name of Small Business Issuer in its charter)

           FLORIDA                                            65-0826508
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

         120 N. U.S. Highway One                                 33469
         Suite 100                                             (Zip Code)
         Tequesta, FL
(Address of principal executive offices)

                    Issuer's telephone number: (561) 747-0244
                        --------------------------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            [x] Yes          [ ] No

          As of August 31, 2000 the issuer had 3,200,000 shares of $.01 par value common stock outstanding.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

          Balance Sheet July 31, 2000

          Statement of Operations
          Three months ended July 31, 2000

          Statement of Cash Flows
          Three months ended July 31, 2000

          Selected Notes to Financial Statements

Item 2.  Plan of Operation

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Change in Securities

Item 3.  Default Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

                              BANNER HOLDING CORP.
                          (a development stage company)
                                  BALANCE SHEET
                                  July 31, 2000
                                   (unaudited)

ASSETS

      Current assets:
           Cash                                                           $     271
           Cash restricted                                                   50,004
                                                                          ---------
               Total current assets                                          50,275

      Other assets:
           Deferred offering costs                                           66,072
                                                                          ---------
                                                                          $ 116,347
                                                                          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

      Current liabilities:
           Accounts payable and accrued expenses                          $  23,215
           Liability for stock in escrow                                     50,004
                                                                          ---------

               Total current liabilities                                     73,219
                                                                          ---------

      Stockholders' equity:
           Preferred stock, $.01 par value, 5,000,000 shares authorized
               no shares issued or outstanding                                   --
           Common stock, $.01 par value, 25,000,000 shares authorized,
               3,200,000 shares issued and outstanding                       32,000
           Additional paid in capital                                        88,834
           Stock reserved for contingency                                   (50,000)
           Deficit accumulated during the development stage                 (27,706)
                                                                          ---------
               Total stockholders' equity                                    43,128
                                                                          ---------
                                                                          $ 116,347
                                                                          =========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              BANNER HOLDING CORP.
                          (a development stage company)
                            STATEMENTS OF OPERATIONS

                                             Three months ended July 31,    January 26, 1998
                                             ---------------------------    (inception) to
                                                 2000           1999         July 31, 2000
                                             -----------    -----------     ----------------
                                                    (unaudited)               (unaudited)
Revenues                                     $        --    $        --       $        --

General and administrative expenses                8,459          1,559            27,706
                                             -----------    -----------       -----------
Net loss                                     $    (8,459)   $    (1,559)      $   (27,706)
                                             ===========    ===========       ===========

Loss per share, basic and diluted            $     (0.00)   $     (0.00)
                                             ===========    ===========

Weighted averages shares outstanding           3,016,667      3,000,000
                                             ===========    ===========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              BANNER HOLDING CORP.
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS

                                                                Three months ended July 31,    January 26, 1998
                                                                ---------------------------    (inception) to
                                                                    2000           1999         July 31, 2000
                                                                -----------    -----------     ----------------
                                                                       (unaudited)               (unaudited)
Cash flows from operating activities:
   Net loss                                                     $ (8,459)        $ (1,559)        $(27,706)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
         Non-cash charge for general and
            administrative expenses                                1,500            1,500           15,000
         Changes in assets and liabilities:
            Increase in liabilty for stock                             4               --                4
            Increase in accounts payable and
              accrued expenses                                       186            8,318           23,215
                                                                --------         --------         --------

               Net cash provided by operating activities          (6,769)           8,259           10,513
                                                                --------         --------         --------

Cash flows from financing activities:
   Increase in deferred offering costs                                --           (9,318)         (82,590)
   Sale of common stock                                           50,000               --           50,000
   Contribution of capital                                         6,900               --           42,824
   Proceeds stockholder receivable                                    --              500           29,528
                                                                --------         --------         --------

               Net cash used in financing activities              56,900           (8,818)          39,762
                                                                --------         --------         --------

               Net increase (decrease) in cash and cash
                  equivalents:                                    50,131             (559)          50,275
                                                                --------         --------         --------

Cash and cash equivalents, beginning of period                       144              747               --
                                                                --------         --------         --------

Cash and cash equivalents, end of period                        $ 50,275         $    188         $ 50,275
                                                                ========         ========         ========
Supplemental disclosure of cash flow information:
   Cash paid for interest during the period                     $     --         $     --         $     --
                                                                ========         ========         ========
   Cash paid for income taxes during the period                 $     --         $     --         $     --
                                                                ========         ========         ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              BANNER HOLDING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                     SELECTED NOTES TO FINANCIAL STATEMENTS

1.        UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements of the Company for the three months ended July 31, 2000 and 1999, and for the period from January 26, 1998 (inception) to July 31, 2000, are unaudited, but, in the opinion of management, reflect the adjustments, all of which are of a normal recurring nature, necessary for a fair presentation of these financial statements in accordance with generally accepted accounting principles. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenue and expense during the reporting period. Actual results could differ from those estimates.

The results of operations for an interim period are not necessarily indicative of the results for a full year.

The interim unaudited financial statements should be read in conjunction with the financials statements and notes for the year ended April 30, 2000 filed as part of the Company's Form 10-KSB.

2.       GOING CONCERN CONTINGENCY

The Company is a development stage entity having no revenue or operations from its inception to July 31, 2000. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $27,706 for the period January 26, 1998 (inception) to July 31, 2000. The Company has no operations. The Company is dependent upon its shareholders for its financial support. These factors raise substantial doubt about the Company's ability to continue as a going concern.

In order to begin any significant operations, the Company will have to pursue other sources of capital, such as raising equity as discussed in Note 3 and a merger with an operating company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.       SALE OF SECURITIES, PUBLIC OFFERING AND RESTRICTED CASH

The Company is in the process of selling to the public an initial offering of common stock which calls for a minimum of 200,000 or a maximum of 1,000,000 common shares to be sold at $.25 per share on a "best efforts" basis. As of July 31, 2000, the Company sold 200,000 shares for a total of $50,000 less offering costs of $16,518. The funds are deposited in a restricted escrow cash account. Since the funds including interest earnings are returnable, a liability has been recorded for the contingency. Since the shares may be returnable, the equity includes a charge for the stock reserved for the contingency.

                              BANNER HOLDING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
               SELECTED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.       SALE OF SECURITIES, PUBLIC OFFERING AND RESTRICED CASH (CONTINUED)

If proceeds of this offering are insufficient to conclude a business combination, the Company may be required to seek additional capital. No assurance can be given that the Company will be able to obtain such additional capital, or even if available, that such additional capital will be available on terms acceptable to the Company. In the event that management determines that the Company is unable to conduct any business whatsoever, management, subject to the requirements of SEC Rule 419, which provides that the deposited funds from the offering will be returned on a pro rata basis if an acquisition meeting certain prescribed criteria is not consummated within 18 months of the date of the prospectus (May 3, 2000), may, in its sole discretion, seek stockholders approval to liquidate the Company. While management has not established any guidelines for determining at what point in time it might elect to discontinue its efforts to engage in a business combination and seek stockholder approval to liquidate the Company, management is subject to the 18 month time frame set forth in Rule 419 in which to effect an acquisition.

The Company has no revenues to date and is entirely dependent upon the proceeds of this offering to begin operations relating to selection of a prospective business combination. Although the Company believes that the proceeds of the offering will be sufficient to effect a business combination, it has not identified any combination and therefore; the Company cannot ascertain with any degree of certainty the capital requirements for any particular transaction. The Company is limited to utilizing 10% of the net proceeds to search for a target. In the event that the net proceeds of the offering prove to be insufficient for purposes of effecting a business combination (because of the size of the business combination or due to a lack of remaining funds through which to complete a business combination), the Company will be required to seek additional financing. If the Company does not locate a suitable business combination or if the Company expends all of its available resources, the founding stockholders may lend the Company funds for operations, they may obtain financing or they may cease operations.

ITEM 2.  PLAN OF OPERATION

Banner Holding Corp., ("Company"), became a registered public company on April 20, 2000. The Company has not yet engaged in any commercial business and has not determined when it will do so. The Company has no full-time employees. The officers and directors allocate a portion of their time to the activities of the Company without compensation. The Company has minimal capital, operating costs limited to legal, accounting, escrow and stock transfer and reporting-related fees. The Company anticipates these costs will be paid for with loans from shareholders John O'Keefe, Sr. and Vicki J. Lavache or another company wholly-owned by them, or from offering proceeds. It does not expect to make any acquisitions of property.

The Offering

The Company is conducting a "blank check" offering subject to Rule 419 of Regulation C under the Securities Act of 1934, thereby selling to the public an initial offering of common stock as registered in the state of New York. At June 30, 2000 two hundred thousand shares of stock had been sold and eight hundred thousand shares remain available, all at the offering price of $.25 per share. The 200,000 shares were sold by John O'Keefe, Sr. and are not subject to commission. The $50,000 proceeds and the stock certificates (as issued) are deposited in the escrow account maintained by Escrow Agent Republic Security Bank in West Palm Beach, Florida. The offering will remain open until the maximum 1,000,000 shares have been sold or until it expires on November 3, 2001 unless management determines for whatever reason that it should be closed prior to either event.

Target Companies

The Company is seeking a candidate for a business combination. It has not yet identified a specific target company. The search is not restricted to any specific business, industry or geographic location. The ideal candidate is an entity that wants to use the public marketplace to raise capital for expansion, development or other corporate purposes. Once a viable candidate is identified management will analyze the feasibility of an opportunity considering such matters as:

         -  costs associated with effecting a Business Combination
         - equity interest in and possible management participation in the Target
         -  growth potential of the Target and its industry
         - experience and skill of management and availability of additional personnel of the Target
         -  capital requirements of the Target
         -  competitive position of the Target
         -  potential for further research, development or exploration
         -  degree of current or potential market acceptance of product/service

         -  risk factors
         -  regulatory environment of the Target's industry
         -  profit potential

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

Business Combination

The actual terms of a business combination cannot be predicted. The Company may participate in a business venture of virtually any kind. It may become party to a merger, consolidation, reorganization, joint venture or licensing agreement with another corporation or entity. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses, or acquire existing businesses as subsidiaries.

Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a particular Business Combination. The parties will endeavor to structure the Business Combination to achieve the most favorable tax treatment to the Company, the Target and their respective shareholders. Although the Company has no commitments to date to issue any Shares other than as described in the Initial Public Offering Prospectus, the Company will, in all likelihood, issue a substantial number of additional shares in connection with a Business Combination, possibly causing dilution to the interests of the Company's shareholders or a change in control of the Company. The written agreements executed in consummation of a Business Combination will contain, but not be limited to, the following:

         -  representations and warranties by all parties thereto
         -  specifications as to default penalties
         -  terms of closing
         -  conditions to be met prior to closing
         -  conditions to be met after closing
         -  allocation of costs, including legal and accounting fees

Evaluation by Investors

In the "blank check" offering management has broad discretion with respect to the specific application of the net proceeds of the offering. Substantially all of the net proceeds of the offering are intended to be generally applied toward effecting a Business Combination, but have not been marked for any specific purpose. Management has sole discretion in determining which businesses, if any, are to be acquired, and the terms of such acquisition. Investors in the blank check offering will have the opportunity to evaluate the merits and risks of an acquisition and will be entitled to elect whether they desire to remain investors in the Company. An acquisition will only be consummated if investors representing 80% of the maximum offering proceeds reconfirm their investments (as described in the following paragraph).

The "blank check" offering is subject to Rule 419 of Regulation C under the Securities Act of 1933 as Amended. Rule 419 requires that net offering proceeds and the securities issued to investors must be deposited in an escrow account. The deposited funds (except for an amount up to 10% of the deposited funds) and deposited securities may not be released until an acquisition conforming to certain specified criteria has been consummated and a sufficient number of investors reconfirm their investment in accordance with the procedures set forth in Rule 419. At that time a new prospectus describing the acquisition candidate and its business, and including audited financial statements, will be delivered to all investors. The Company must return the pro rata portion of the deposited funds to any investor who does not elect to remain an investor.

Reporting Requirements

The Company is subject to all the reporting requirements included in the Exchange Act. It will exercise its affirmative duty to file independent audited financial statements with the Securities and Exchange Commission as part of its Form 8-K upon consummation of a merger or acquisition.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         There is no litigation of any type whatsoever pending or threatened by or against the Company, its officers and its directors.

ITEM 2. CHANGES IN SECURITIES

         The Company is conducting a "blank check offering" as described in the Initial Offering Prospectus included with the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission, File No. 333-57043. The offering commenced on May 3, 2000. The offering remains open at September 14, 2000. There are no underwriters involved with this offering. The offering specifies the sale of Common Stock: a minimum of 200,000 shares, a maximum of 1,000,000 shares all at $.25 a share. At June 30, 2000 the minimum of 200,000 shares had been sold at the $.25 offering price for an aggregate price of

$50,000. No expenses have been incurred nor allocated in the issuance and distribution of the securities. The $50,000 proceeds as well as the share certificate(s) remain with the Escrow Agent at Republic Security Bank in West Palm Beach, Florida and will remain so until a business combination is consummated subject to the approval of investors as set forth in the Initial Offering Prospectus. No material change in the use of proceeds as described in the Prospectus is anticipated.

        With the exception of the "blank check offering" described above, there was no change in the Company's securities or in the instruments defining the rights of the holders of such securities during the period covered by this report (quarter ending July 31, 2000).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         N/A

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         N/A

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS

(a)      Exhibits

         (27)     Financial Data Schedule (For SEC Use Only)

(b)      Reports on Form 8-K

               None

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               BANNER HOLDING CORP.
                                                   (Registrant)



Date: October 16, 2000                         By: /s/ John M. O'Keefe, Sr.
                                                   ----------------------------
                                                   John M. O'Keefe, Sr.
                                                   President and Chief
                                                   Executive Officer