Form 10QSB
period 2000-10-31
BANNER HOLDING CORP
filed 2000-12-14
CIK 1064105

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the quarterly period ended October 31, 2000

                              BANNER HOLDING CORP.
                 (Name of Small Business Issuer in its charter)

                                    333-57043
                             Commission File Number

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

                            [X] Yes          [ ] No

         As of November 30, 2000 the issuer had 3,200,000 shares of $.01 par value common stock outstanding.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheet
         October 31, 2000

         Condensed Statement of Operations
         Three months ended October 31, 2000

         Condensed Statement of Cash Flows
         Three months ended October 31, 2000

         Notes to Financial Statements

Item 2.  Plan of Operation

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Change in Securities

Item 3.  Default Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

                              BANNER HOLDING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                                OCTOBER 31, 2000
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS
 Cash                                                                  $    238
 Cash - restricted                                                       45,794
                                                                       --------

         Total Current Assets                                            46,032

DEFERRED OFFERING COSTS                                                  66,072
                                                                       --------

TOTAL ASSETS                                                           $112,104
                                                                       ========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                      $ 21,777
 Liability for stock in escrow                                           50,794
                                                                       --------

         Total Current Liabilities                                       72,571
                                                                       --------

STOCKHOLDERS' EQUITY
 Preferred stock, $.01 par value, 5,000,000
  shares authorized, no shares issued or
  outstanding
 Common stock, $.01 par value, 25,000,000
  shares authorized, 3,200,000 shares
  issued and outstanding                                                 32,000
 Additional paid-in capital                                              94,209
 Stock reserved for contingency                                         (50,000)
 Deficit accumulated during the development
  stage                                                                 (36,676)
                                                                       --------

         Total Stockholders' Equity                                      39,533
                                                                       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $112,104
                                                                       ========






                Read accompanying Notes to Financial Statements.

                              BANNER HOLDING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                             Period From
                                               Three Months                       Six Months               January 26, 1998
                                             Ended October 31,                  Ended October 31,           (Inception) to
                                           2000             1999              2000             1999         October 31, 2000
                                       -----------       -----------       -----------       -----------    ----------------
REVENUES                               $        --       $        --       $        --       $        --       $        --

EXPENSES
 General and administrative                  8,969             1,646            17,428             3,205            36,676
                                       -----------       -----------       -----------       -----------       -----------

NET LOSS                               $    (8,969)      $    (1,646)      $   (17,428)      $    (3,205)      $   (36,676)
                                       ===========       ===========       ===========       ===========       ===========
LOSS PER SHARE                         $        --       $        --       $        --       $        --
                                       ===========       ===========       ===========       ===========

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                             3,200,000         3,000,000         3,135,870         3,000,000
                                       ===========       ===========       ===========       ===========








                Read accompanying Notes to Financial Statements.

                              BANNER HOLDING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                                       Period From
                                                                                     January 26, 1998
                                           Six Months            Six Months             (Inception)
                                        Ended October 31,      Ended October 31,         To October
                                              2000                   1999                 31, 2000
                                        -----------------      ----------------      -----------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net (loss)                                $(17,428)              $ (3,205)              $(36,676)
  Adjustments to reconcile
   net loss to cash provided
   by (used in) operating
   activities:
    Noncash charge for general
     and administrative
     expenses                                  3,000                  3,000                 18,000
    Increase(decrease) in:
     Accounts payable                         (1,253)                (7,655)                21,777
     Liability for stock in
      escrow                                     794                     --                    794
     Notes payable-related
       party                                      --                 12,974                     --
                                            --------               --------               --------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                        (14,887)                 5,114                  3,895
                                            --------               --------               --------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Increase in deferred offering
  costs                                           --                (15,278)               (82,590)
 Proceeds of stockholder
  receivable                                      --                  9,583                 29,528
 Sale of common stock                         50,000                     --                 50,000
 Contribution of capital                      10,775                     --                 45,199
                                            --------               --------               --------
NET CASH PROVIDED BY
 FINANCING ACTIVITIES                         60,775                  5,695                 42,137
                                            --------               --------               --------

NET INCREASE (DECREASE) IN
 CASH                                         45,888                   (581)                46,032

CASH - BEGINNING                                 144                    747                     --
                                            --------               --------               --------

CASH - ENDING                               $ 46,032               $    166               $ 46,032
                                            ========               ========               ========



                Read accompanying Notes to Financial Statements.

                              BANNER HOLDING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2000

NOTE 1. ORGANIZATION

        Banner Holding Corp. was incorporated on January 26, 1998 under the laws of the State of Florida and has a fiscal year ending April 30. The company is a "shell" company, the purpose of which is to seek and consummate a merger or acquisition. The company's headquarters is in Tequesta, Florida.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        BASIS OF PRESENTATION

        The accompanying condensed financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended April 30, 2000, included in the Company's Form 10K-SB as filed with the SEC.

        LOSS PER SHARE

        Loss per share is computed by dividing net loss for the year by the weighted average number of shares outstanding.

        USE OF ESTIMATES

        Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Accordingly, actual results could vary from the estimates that were assumed in preparing the financial statements.

                              BANNER HOLDING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2000

NOTE 3. SALE OF SECURITIES, PUBLIC OFFERING AND RESTRICTED CASH

        The Company is in the process of selling to the public an initial offering of common stock which calls for a minimum of 200,000 or a maximum of 1,000,000 common shares to be sold at $.25 per share on a "best efforts" basis. As of October 31, 2000, the Company sold 200,000 shares for a total of $50,000 less offering costs of $16,518. The funds are deposited in a restricted escrow cash account. Since the funds including interest earnings are returnable, a liability has been recorded for the contingency. Since the shares may be returnable, the equity includes a charge for the stock reserved for the contingency.

        If proceeds of this offering are insufficient to conclude a business combination, the Company may be required to seek additional capital. No assurance can be given that the Company will be able to obtain such additional capital, or even if available, that such additional capital will be available on terms acceptable to the Company. In the event that management determines that the Company is unable to conduct any business whatsoever, management, subject to the requirements of SEC Rule 419, which provides that the deposited funds from the offering will be returned on a pro rata basis if an acquisition meeting certain prescribed criteria is not consummated within 18 months of the date of the prospectus (May 3, 2000), may, in its sole discretion, seek stockholders' approval to liquidate the Company. While management has not established any guidelines for determining at what point in time it might elect to discontinue its efforts to engage in a business combination and seek stockholder approval to liquidate the Company, management is subject to the 18 month time frame set forth in Rule 419 in which to effect an acquisition.

        The Company has no revenues to date and is entirely dependent upon the proceeds of this offering to begin operations relating to selection of a prospective business combination. Although the Company believes that the proceeds of the offering will be sufficient to effect a business combination, it has not identified any combination and therefore, the Company cannot ascertain with any degree of certainty the capital requirements for any particular transaction. The Company is limited to

                              BANNER HOLDING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2000

NOTE 3. SALE OF SECURITIES, PUBLIC OFFERING AND RESTRICTED CASH (CONTINUED)

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

The Offering

The Company is conducting a "blank check" offering subject to Rule 419 of Regulation C under the Securities Act of 1934, thereby selling to the public an initial offering of common stock as registered in the state of New York. At November 30, 2000 two hundred thousand shares of stock had been sold and eight hundred thousand shares remain available, all at the offering price of $.25 per share. The 200,000 shares were sold by John O'Keefe, Sr. and are not subject to commission. The $50,000 proceeds and the stock certificates (as issued) are deposited in the escrow account maintained by Escrow Agent Republic Security Bank in West Palm Beach, Florida. The offering will remain open until the maximum 1,000,000 shares have been sold or until it expires on November 3, 2001 unless management determines for whatever reason that it should be closed prior to either event.

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

         N/A

ITEM 2. CHANGES IN SECURITIES

         N/A

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

                                         BANNER HOLDING CORP.
                                             (Registrant)




Date: December 14,2000                   By: /s/ John M. O'Keefe, Sr.
                                             -----------------------------------
                                             John M. O'Keefe, Sr.
                                             President and Chief
                                             Executive Officer