Form 10QSB
period 2001-01-31
BANNER HOLDING CORP
filed 2001-05-02
CIK 1064105

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the quarterly period ended January 31, 2001

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

                                 [X] Yes [ ] No

         As of January 31, 2001 the issuer had 3,200,000 shares of $.01 par value common stock outstanding.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheet
         January 31, 2001

         Condensed Statement of Operations
         Three months ended January 31, 2001

         Condensed Statement of Cash Flows
         Three months ended January 31, 2001

         Notes to Financial Statements

Item 2.  Plan of Operation

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Change in Securities

Item 3.  Default Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

                              BANNER HOLDING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                                JANUARY 31, 2001
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS
 Cash                                                                 $    205
 Cash - restricted                                                      46,550
                                                                      --------

         Total Current Assets                                           46,755

DEFERRED OFFERING COSTS                                                 66,072
                                                                      --------

TOTAL ASSETS                                                          $112,827
                                                                      ========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                     $ 25,200
 Liability for stock in escrow                                          51,550
                                                                      --------

         Total Current Liabilities                                      76,750
                                                                      --------

STOCKHOLDERS' EQUITY
 Preferred stock, $.01 par value, 5,000,000
  shares authorized, no shares issued or
  outstanding
 Common stock, $.01 par value, 25,000,000
  shares authorized, 3,200,000 shares
  issued and outstanding                                                32,000
 Additional paid-in capital                                             95,709
 Stock reserved for contingency                                        (50,000)
 Deficit accumulated during the development
  stage                                                                (41,632)
                                                                      --------

         Total Stockholders' Equity                                     36,077
                                                                      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $112,827
                                                                      ========






                Read accompanying Notes to Financial Statements.

                              BANNER HOLDING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                  Three Months                        Nine Months                  Period From
                                               Ended January 31,                    Ended January 31,            January 26, 1998
                                        ------------------------------        ------------------------------      (Inception) to
                                            2001               2000              2001              2000          January 31, 2001
                                        -----------        -----------        -----------        -----------     ----------------
REVENUES                                $        --        $        --        $        --        $        --        $        --

EXPENSES
 General and administrative                   4,956              6,873             22,384             10,078             41,632
                                        -----------        -----------        -----------        -----------        -----------

NET LOSS                                $    (4,956)       $    (6,873)       $   (22,384)       $   (10,078)       $   (41,632)
                                        ===========        ===========        ===========        ===========        ===========

LOSS PER SHARE                          $        --        $        --        $        --        $        --
                                        ===========        ===========        ===========        ===========

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                              3,200,000          3,000,000          3,157,246          3,000,000
                                        ===========        ===========        ===========        ===========





                Read accompanying Notes to Financial Statements.

                              BANNER HOLDING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                                  Period From
                                                                                January 26, 1998
                                         Nine Months          Nine Months         (Inception)
                                      Ended January 31,     Ended January 31,    To January 31,
                                            2001                 2000                 2001
                                      -----------------     -----------------   ----------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net (loss)                              $(22,384)            $(10,078)            $(41,632)
  Adjustments to reconcile
   net loss to cash provided
   by (used in) operating
   activities:
    Noncash charge for general
     and administrative
     expenses                                4,500                4,500               19,500
    Increase (decrease) in:
     Accounts payable                        2,170              (14,010)              25,200
     Liability for stock in
      escrow                                 1,550                   --                1,550
     Notes payable-related
      party                                     --               24,657                   --
                                          --------             --------             --------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                      (14,164)               5,069                4,618
                                          --------             --------             --------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Increase in deferred offering
  costs                                         --              (15,278)             (82,590)
 Proceeds of stockholder
  receivable                                    --                9,583               29,528
 Sale of common stock                       50,000                   --               50,000
 Contribution of capital                    10,775                   --               45,199
                                          --------             --------             --------
NET CASH PROVIDED BY
 FINANCING ACTIVITIES                       60,775                5,695               42,137
                                          --------             --------             --------

NET INCREASE (DECREASE) IN
 CASH                                       46,611                 (626)              46,755

CASH - BEGINNING                               144                  747                   --
                                          --------             --------             --------

CASH - ENDING                             $ 46,755             $    121             $ 46,755
                                          ========             ========             ========




                Read accompanying Notes to Financial Statements.

                              BANNER HOLDING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2001


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

                              BANNER HOLDING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2001


NOTE 3.           SALE OF SECURITIES, PUBLIC OFFERING AND RESTRICTED CASH

                  The Company is in the process of selling to the public an initial offering of common stock which calls for a minimum of 200,000 or a maximum of 1,000,000 common shares to be sold at $.25 per share on a "best efforts" basis. As of January 31, 2001, the Company sold 200,000 shares for a total of $50,000 less offering costs of $16,518. The funds are deposited in a restricted escrow cash account. Since the funds including interest earnings are returnable, a liability has been recorded for the contingency. Since the shares may be returnable, the equity includes a charge for the stock reserved for the contingency.

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

                              BANNER HOLDING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2001


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

The Offering

The Company is conducting a "blank check" offering subject to Rule 419 of Regulation C under the Securities Act of 1934, thereby selling to the public an initial offering of common stock as registered in the state of New York. At January 31, 2001 two hundred thousand shares of stock had been sold and eight hundred thousand shares remain available, all at the offering price of $.25 per share. The 200,000 shares were sold by John O'Keefe, Sr. and are not subject to commission. The $50,000 proceeds and the stock certificates (as issued) are deposited in the escrow account maintained by Escrow Agent Republic Security Bank in West Palm Beach, Florida. The offering will remain open until the maximum 1,000,000 shares have been sold or until it expires on November 3, 2001 unless management determines for whatever reason that it should be closed prior to either event.

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

         None

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              BANNER HOLDING CORP.
                                                 (Registrant)



Date: April 30, 2001                          By: /s/ John M. O'Keefe,Sr.
                                                  ------------------------------
                                                  John M. O'Keefe, Sr.
                                                  President and Chief
                                                  Executive Officer