Form 10KSB40
period 2001-04-30
BANNER HOLDING CORP
filed 2001-08-20
CIK 1064105

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED APRIL 30, 2001

[ ] TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 333-57043

                              BANNER HOLDING CORP.
                 (Name of small business issuer in its charter)

          Florida                                         65-0826508
  (State or jurisdiction of                 (I.R.S. Employer Identification No.)
incorporation or organization)


                           120 North U.S. Highway One
                             Tequesta, Florida 33469
                                 (561) 747-0244
          (Address and telephone number of principal executive offices)

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

         As of July 31, 2001, there were 3,000,000 shares of common stock outstanding excluding 200,000 common shares subject to redemption. The aggregate market value of such shares held by non-affiliates of the registrant was $0.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

The Company was formed as a Florida corporation in January 1998 to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a "Business Combination") with an operating business (a "Target") which the Company believes has significant growth potential. The Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission which became effective April 20, 2000. An Initial Public Offering Prospectus dated May 3, 2000 was included in the Registration. The Company has not engaged in any commercial business since the offering and has not determined when it will do so. The Company has no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or entity and has not identified any specific business or entity for investigation and evaluation. The Company intends to utilize cash (derived from the proceeds of the offering), equity, debt or a combination thereof to effect a Business Combination.

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

EVALUATION OF BUSINESS COMBINATION BY INVESTORS

The offering is a "blank check" offering due to management's broad discretion with respect to the specific application of the net proceeds of the offering. Substantially all of the net proceeds of the offering are intended to be generally applied toward effecting a Business Combination, but have not been marked for any specific purpose. Management has sole discretion in determining which businesses, if any, are to be acquired, and the terms of such acquisition. Investors in the blank check offering will have the opportunity to evaluate the merits and risks of an acquisition and will be entitled to elect whether they desire to remain investors in the Company. An acquisition will only be consummated if investors representing 80% of the maximum offering proceeds reconfirm their investments (as described in the following paragraph).

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

IDENTIFYING A TARGET

The selection of a Target is complex and risky because of competition for such business opportunities among all segments of the financial community. In searching for a Target, the Company is considering various factors:

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

The evaluation as to the merits of a particular Business Combination will be based on relevant factors as listed above as well as other considerations deemed by management to be relevant to effecting a Business Combination consistent with the Company's business objective. Management will conduct an extensive due diligence review which will encompass, among other things, meeting with incumbent management and inspection of facilities, as well as a review of financial or other information made available to the Company.

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

ITEM 3 LEGAL PROCEEDINGS

The Company is not a party to, nor is it aware of, any threatened litigation of any nature.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no trading market for the shares of the Company nor is there any assurance that a regular trading market will develop for the Shares, or that, if developed, any such market will be sustained. The Company anticipates that trading of the Shares will be conducted through what is customarily known as the "pink sheets" and/or on the National Quotation Bureau's Over-the-Counter Electronic Bulletin Board (the "Bulletin Board"). Any market for the Shares which may result will likely be less well developed than if the Shares were traded on NASDAQ or on an exchange.

The Company has registered the shares of the Offering only in New York. The shares may only be traded in New York. There can be no assurances that the shares will be eligible for sale or resale in any other jurisdiction other than New York. The Company may apply to register the shares in several states or for secondary trading.

As of July 31, 2001 two persons own the 3,000,000 shares of common stock outstanding (excluding 200,000 common shares subject to redemption). On January 26, 1998, the Company issued 1,650,000 shares of its Common Stock to John M. O'Keefe, the Company's President and a Director, and 1,350,000 shares to Vicki
J. Lavache, the Company's Secretary/Treasurer and a Director. Each paid $0.013 per share for an aggregate of $39,000.

In addition, the shareholders have contributed $37,227 for offering and administrative expenses to April 30, 2001.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company, a development stage entity, has neither engaged in any operations nor generated any revenues to date. Its entire activity since its inception has been fund raising through an offering of equity securities.

The Company's administrative expenses to date are approximately $44,000. Included in the expenses is $19,500 in non-cash general and administrative expense.

Substantially all of the Company's working capital needs will be attributable to the identification of a suitable Target, and thereafter to effectuate a Business Combination with such Target. Although no assurances can be made, the Company believes it can satisfy its cash requirements until a Business Combination is consummated with 10% of the net proceeds derived from the Offering. Expenses to date have been limited to accounting, legal, and filing fees, escrow agent fees and transfer agent fees.

ITEM 7. FINANCIAL STATEMENTS

The financial statements that constitute Item 7 follow the text of this report. An index to the financial statements appears in Item 13(a) of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name                                Age     Title
----                                ---     -----

John M. O'Keefe                      59     President, Director
Vicki J. Lavache                     54     Secretary/Treasurer, Director

Mr. O'Keefe, President and Director since January 1998, serves as chief executive officer of Merit First, Inc. (which he formed in June 1996), an investment banking firm specializing in advising development stage enterprises concerning finance, located in Tequesta, Florida. Prior to that, he served as chief financial officer of Eutro Group Holding, Inc., a publicly-traded company located in Jupiter, Florida in the medical diagnostic business, since 1993. Earlier in his career, Mr. O'Keefe sold life and health insurance and worked as a bank loan officer. He spent four years in the U.S. Navy after attending Fordham University in New York in 1964. Mr. O'Keefe is a promoter of three "public shell" companies registered with the Securities and Exchange Commission:
Zenith Holding Corp., Liege Holding, Inc., and Haven Holding, Inc., all Florida corporations.

Ms. Lavache, Secretary/Treasurer, Director since January 1998, serves as secretary/treasurer of Merit First, Inc. Previously, she served with Mr. O'Keefe on the Board of Eutro Group Holding. From 1986 through 1999 she owned Executive Line Business Services, Inc. in Jupiter, Florida, a provider of secretarial, bookkeeping and other business services. Ms. Lavache serves as President and Director of three "public shell" companies registered with the Securities and Exchange Commission: Zenith Holding Corp., Liege Holding, Inc., and Haven Holding, Inc., all Florida corporations.

The directors of the Company hold office until the next annual meeting of the shareholders and until their successors have been elected and qualified. The directors receive no compensation for serving as such, other than reimbursement of reasonable expenses incurred in attending meetings. Officers are appointed by the Board of Directors and serve at the discretion of the Board. Messrs. O'Keefe and Lavache, the current executive officers of the Company, devote approximately 40% of their time to the affairs of the Company.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of July 31, 2001 with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, and (iii) officers and directors as a group.

                             AMOUNT AND APPROXIMATE
                        PERCENTAGE OF OUTSTANDING SHARES


                                                              Beneficial                Percentage
Class             Shareholder                                 Ownership                  of Class
-----             -----------                                 ---------                 ----------
Common            John M. O'Keefe (1)                         1,650,000                      55%
                  8671 SE Somerset Island Way
                  Jupiter, Florida 33458

Common            Vicki J. Lavache (1)                        1,350,000                      45%
                  1510 Seabrook Road
                  Jupiter, Florida 33469

Common            Officers and directors
                  as a group (2 persons)                      3,000,000                     100%

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

(a)      Financial Statements - April 30, 2001

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

         None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BANNER HOLDING CORP.

                                            By: /s/ John M. O'Keefe
                                                --------------------------------
                                                    John M. O'Keefe
                                                    President


August 17, 2001

                              BANNER HOLDING CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                 APRIL 30, 2001

                              BANNER HOLDING CORP.
                         (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS

                                                                        Page
                                                                        ----

Independent Auditor's Report                                             F-1

Financial Statements:

 Balance Sheet                                                           F-2

 Statements of Operations                                                F-3

 Statements of Changes in Stockholders'
 Equity                                                                  F-4

 Statements of Cash Flows                                                F-5

 Notes to Financial Statements                                        F-6 - F-9

                          INDEPENDENT AUDITOR'S REPORT

To The Board of Directors
Banner Holding Corp.

We have audited the accompanying balance sheet of Banner Holding Corp. (a development stage company), as of April 30, 2001 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended and for the period from January 26, 1998 (inception) through April 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Banner Holding Corp. as of April 30, 2000, were audited by other auditors whose report dated August 14, 2000, on those statements included an explanatory paragraph that described the substantial doubt about the Company"s ability to continue as a going concern discussed in Note 2 to the financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the April 30, 2001 financial statements referred to above present fairly, in all material respects, the financial position of Banner Holding Corp. (a development stage company) as of April 30, 2001, and the results of its operations and its cash flows for the year then ended and for the period from January 26, 1998 (inception) through April 30, 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has no revenues and has experienced net losses of $43,930 since inception and a working capital deficiency of $30,793 as of April 30, 2001. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

August 9, 2001
Boca Raton, Florida

                              BANNER HOLDING CORP.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 APRIL 30, 2001

                                     ASSETS

CURRENT ASSETS
 Cash                                                                  $    172
 Cash - restricted                                                       47,220
 Prepaid expenses                                                           940
                                                                       --------

         Total Current Assets                                            48,332

DEFERRED OFFERING COSTS                                                  66,072
                                                                       --------

TOTAL ASSETS                                                           $114,404
                                                                       ========



                      LIABILITIES AND STOCKHOLDERS" EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued expenses                                 $ 26,905

COMMON STOCK SUBJECT TO REDEMPTION                                       52,220

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS" EQUITY                                                     35,279
                                                                       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $114,404
                                                                       ========












                Read accompanying Notes to Financial Statements.

                              BANNER HOLDING CORP.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                       YEARS ENDED APRIL 30, 2001 AND 2000
                                       AND
         PERIOD FROM JANUARY 26, 1998 (INCEPTION) THROUGH APRIL 30, 2001


                                                                              January 26, 1998
                                      Year Ended           Year Ended            (Inception)
                                       April 30,            April 30,            To April 30,
                                         2001                 2000                  2001
                                     -----------           -----------        -----------------
REVENUES                             $        --           $        --           $        --

EXPENSES
 General and administrative               24,682                11,290                43,930
                                     -----------           -----------           -----------

NET LOSS                             $   (24,682)          $   (11,290)          $   (43,930)
                                     ===========           ===========           ===========

LOSS PER SHARE                       $      (.01)          $        --
                                     ===========           ===========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                    3,166,575             3,000,000
                                     ===========           ===========














                Read accompanying Notes to Financial Statements.

                              BANNER HOLDING CORP.
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS" EQUITY
         PERIOD FROM JANUARY 26, 1998 (INCEPTION) THROUGH APRIL 30, 2001


                                                                                         Deficit
                                                Common Stock                           Accumulated
                                           ------------------------      Additional     During the
                                            Number of        Par          Paid-in      Development     Stockholder
                                             Shares         Value         Capital          Stage        Receivable         Total
                                           ---------      ---------      ---------       ---------       ---------       ---------
Common shares issued to
 founders                                  3,000,000      $  30,000      $   9,000       $      --       $ (29,528)      $   9,472
Noncash general and administrative
 expenses                                         --             --          1,500              --              --           1,500
Net (loss)                                        --             --             --          (1,500)             --          (1,500)
                                           ---------      ---------      ---------       ---------       ---------       ---------
Balance - April 30, 1998                   3,000,000         30,000         10,500          (1,500)        (29,528)          9,472

Repayment of stockholders" receivable             --             --             --              --          19,945          19,945
Noncash general and administrative
 expenses                                         --             --          6,000              --              --           6,000
Net (loss)                                        --             --             --          (6,458)             --          (6,458)
                                           ---------      ---------      ---------       ---------       ---------       ---------
Balance - April 30, 1999                   3,000,000         30,000         16,500          (7,958)         (9,583)         28,959

Repayment of stockholders" receivable             --             --             --              --           9,583           9,583
Contribution to capital                           --             --         26,452              --              --          26,452
Noncash general and administrative
 expenses                                         --             --          6,000              --              --           6,000
Net (loss)                                        --             --             --         (11,290)             --         (11,290)
                                           ---------      ---------      ---------       ---------       ---------       ---------
Balance - April 30, 2000                   3,000,000         30,000         48,952         (19,248)             --          59,704

Deferred offering costs attributable
 to common stock subject to
 redemption                                       --             --        (16,518)             --              --         (16,518)
Contribution to capital                           --             --         10,775              --              --          10,775
Noncash general and administrative
 expenses                                         --             --          6,000              --              --           6,000
Net (loss)                                        --             --             --         (24,682)             --         (24,682)
                                           ---------      ---------      ---------       ---------       ---------       ---------
Balance - April 30, 2001                   3,000,000      $  30,000      $  49,209       $ (43,930)      $      --       $  35,279
                                           =========      =========      =========       =========       =========       =========


                Read accompanying Notes to Financial Statements.

                              BANNER HOLDING CORP.
                          (A Development Stage Company)
                             STATEMENTS OF CASH FLOW
                       YEARS ENDED APRIL 30, 2001 AND 2000
                                       AND
         PERIOD FROM JANUARY 26, 1998 (INCEPTION) THROUGH APRIL 30, 2001


                                                                            January 26, 1998
                                          Year Ended        Year Ended        (Inception)
                                           April 30,         April 30,        To April 30,
                                             2001              2000               2001
                                          ----------        ----------      ----------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net (loss)                              $(24,682)          $(11,290)          $(43,930)
  Adjustments to reconcile
   net loss to cash provided
   by (used in) operating
   activities:
    Noncash charge for general
     and administrative expenses             6,000              6,000             19,500
   (Increase) in prepaid
     expenses                                 (940)                --               (940)
    Increase in accounts
     payable                                 3,875              5,970             26,905
                                          --------           --------           --------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                      (15,747)               680              1,535
                                          --------           --------           --------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Increase in deferred offering
  costs                                         --            (37,318)           (82,590)
 Proceeds of stockholder
  receivable                                    --              9,583             29,528
 Sale of common stock and
  contribution of capital                   60,775             26,452             96,699
 Restricted cash for common
  stock subject to redemption              (45,000)                --            (45,000)
                                          --------           --------           --------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                       15,775             (1,283)            (1,363)
                                          --------           --------           --------
NET INCREASE (DECREASE) IN CASH                 28               (603)               172

CASH - BEGINNING                               144                747                 --
                                          --------           --------           --------

CASH - ENDING                             $    172           $    144           $    172
                                          ========           ========           ========





                Read accompanying Notes to Financial Statements.

                              BANNER HOLDING CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             APRIL 30, 2001 AND 2000

NOTE 1. ORGANIZATION

Banner Holding Corp. was incorporated on January 26, 1998 under the laws of the State of Florida and has a fiscal year ending April 30. The company is a "shell" company, the purpose of which is to seek and consummate a merger or acquisition. The company's headquarters is in Tequesta, Florida.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DEFERRED OFFERING COSTS

Costs incurred in connection with the public offering were originally capitalized but are recorded as a reduction in additional paid-in capital upon the sale of common stock.

INCOME TAXES

Deferred income taxes are provided for differences between the basis of assets and liabilities for financial and income tax reporting. A valuation allowance is provided against deferred income tax assets in circumstances where management believes recoverability of a portion of the assets is not reasonably assured.

LOSS PER SHARE

Loss per share is computed by dividing net loss for the year by the weighted average number of shares outstanding.

STATEMENT OF CASH FLOWS

For purposes of this statement the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

                              BANNER HOLDING CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             APRIL 30, 2001 AND 2000

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3. INCOME TAXES

As of April 30, 2001, the Company has a net operating loss carryforward for income tax purposes of approximately $24,400 expiring through April 30, 2021, available to offset future taxable income. No deferred income taxes have been recorded due to the Company having no history of profitable operations. Significant components of the Company"s net deferred income tax asset are as follows:

                                                         2001      2000
                                                       -------   --------

                   Net operating loss carryforward     $ 8,300   $  7,000
                   Less: Valuation allowance            (8,300)    (7,000)
                                                       -------   --------

                   Net deferred income tax asset       $    --   $     --
                                                       =======   ========

The reconciliation of income tax (benefit) computed at the federal statutory rate to income tax expense (benefit) is as follows:

                    Tax (benefit) at federal statutory
                     rate                                           (34.00)%
                    State tax (benefit), net of federal
                     benefit                                         (3.63)
                    Valuation allowance                              37.63
                                                                    ------

                    Tax provision (benefit)                          00.00%
                                                                    ======

                              BANNER HOLDING CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             APRIL 30, 2001 AND 2000

NOTE 4. CAPITAL STOCK

The Company has authorized 5,000,000 preferred shares and 25,000,000 common shares each with a par value of $.01 per share. As of April 30, 2001 and 2000, 3,200,000 (including 200,000 shares subject to redemption) and 3,000,000 shares were issued and outstanding, respectively. No preferred shares have been issued.

The Company is in the process of selling to the public an initial offering of common stock which calls for a minimum of 200,000 or a maximum of 1,000,000 common shares to be sold at $.25 per share on a "best effort" basis. As of April 30, 2001, the Company sold 200,000 shares for a total of $50,000 less offering costs of $16,518. Under SEC Rule 419, the proceeds must be deposited in a escrow cash account but the Company has the option to withdraw up to 10% of the proceeds, excluding any interest, from the escrow account. On October 3, 2000, $5,000 was withdrawn from the escrow account.

If proceeds from this offering are insufficient to conclude a business combination, the Company may be required to seek additional capital. No assurance can be given that the Company will be able to obtain such additional capital, or even if available, that such additional capital will be available on terms acceptable to the Company. In the event that management determines that the Company is unable to conduct any business whatsoever, management, subject to the requirements of SEC Rule 419, which provides that the deposited funds from the offering be returned on a pro rata basis if an acquisition meeting certain prescribed criteria is not consummated within 18 months of the date of the prospectus (May 3, 2000), may, in its sole discretion, seek stockholders approval to liquidate the Company. While management has not established any guidelines for determining at what point in time it might elect to discontinue its efforts to engage in a business combination and seek stockholder approval to liquidate the Company, management is subject to the 18 month time frame set forth in Rule 419 in which to effect an acquisition.

                              BANNER HOLDING CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             APRIL 30, 2001 AND 2000


NOTE 5. RELATED PARTY TRANSACTIONS

OFFICE FACILITIES

The Company shares office space and other administrative costs with a company owned by the majority stockholders at no charge. The Company estimated these costs to be approximately $500 per month. For the years ended April 30, 2001 and 2000, $6,000 has been recorded as an increase in general and administrative expenses and additional paid-in capital.

LOANS FROM RELATED PARTY

During the years ended April 30, 2001 and 2000, a company owned by the majority stockholders advanced $10,775 and $26,452, respectively. These advances were recorded as increases in additional paid-in capital.

NOTE 6. GOING CONCERN

The Company has no revenues to date and has incurred operating losses of $43,930 since inception and has a working capital deficit of $30,793 as of April 30, 2001. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. Although the Company believes that the proceeds of the offering referred to in
Note 4 will be sufficient to effect a business combination, the offering has not been completely sold and the Company has not identified any business combination and therefore, cannot ascertain with any degree of certainty the capital requirements for any particular transaction. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.