Form 10QSB
period 2001-07-31
BANNER HOLDING CORP
filed 2001-09-28
CIK 1064105

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended July 31, 2001

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

                            [x] Yes          [ ] No

          As of August 31, 2001 the issuer had 3,200,000 shares of $.01 par value common stock outstanding.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheet
         July 31, 2001

         Condensed Statement of Operations
         Three months ended July 31, 2001

         Condensed Statement of Cash Flows
         Three months ended July 31, 2001

         Notes to Financial Statements

Item 2.  Plan of Operation

                              BANNER HOLDING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                                  JULY 31, 2001
                                   (UNAUDITED)

                           ASSETS

CURRENT ASSETS
 Cash                                              $      137
 Cash - restricted                                     47,910
 Prepaid expenses                                         940
                                                   ----------

         Total Current Assets                          48,987

DEFERRED OFFERING COSTS                                66,072
                                                   ----------

TOTAL ASSETS                                       $  115,059
                                                   ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued expenses             $   30,998
                                                   ----------

COMMON STOCK SUBJECT TO REDEMPTION                     52,910
                                                   ----------

STOCKHOLDERS' EQUITY
 Preferred stock, $.01 par value, 5,000,000
  shares authorized, no shares issued or
  outstanding
 Common stock, $.01 par value, 25,000,000
  shares authorized, 3,000,000 shares
  issued and outstanding                               30,000
 Additional paid-in capital                            51,459
 Deficit accumulated during the development
  stage                                               (50,308)
                                                   ----------

         Total Stockholders' Equity                    31,151
                                                   ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $  115,059
                                                   ==========

                Read accompanying Notes to Financial Statements.

                              BANNER HOLDING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                         Period From
                                             Three Months              January 26,1998
                                            Ended July 31,              (Inception) To
                                       2001                2000         July 31, 2001
                                   ------------        ------------    ---------------

REVENUES                           $         --        $         --        $     --

EXPENSES
 General and administrative               6,378               8,459          50,308
                                   ------------        ------------        --------

NET LOSS                           $     (6,378)       $     (8,459)       $(50,308)
                                   ============        ============        ========

LOSS PER SHARE                     $         --        $         --
                                   ============        ============
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                3,200,000           3,016,667
                                   ============        ============

                Read accompanying Notes to Financial Statements.

                              BANNER HOLDING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                    Period From
                                                                  January 26, 1998
                                    Three Months    Three Months     (Inception)
                                   Ended July 31,  Ended July 31,    To July 31,
                                        2001            2000            2001
                                   --------------  -------------- ----------------

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net (loss)                          $ (6,378)       $ (8,459)       $(50,308)
  Adjustments to reconcile
   net loss to cash provided
   by (used in) operating
   activities:
    Noncash charge for general
     and administrative
     expenses                            1,500           1,500          21,000
    (Increase) in prepaid
     expenses                               --              --            (940)
    Increase(decrease) in:
     Accounts payable                    4,093             186          30,998
                                      --------        --------        --------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                     (785)         (6,773)            750
                                      --------        --------        --------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Increase in deferred offering
  costs                                     --              --         (82,590)
 Proceeds of stockholder
  receivable                                --              --          29,528
 Sale of common stock and
  contribution of capital                  750           6,900          97,449
 Restricted cash for common
 stock subject to redemption                --              --         (45,000)
                                      --------        --------        --------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                      750           6,900            (613)
                                      --------        --------        --------

NET INCREASE (DECREASE) IN
 CASH                                      (35)            127             137

CASH - BEGINNING                           172             144              --
                                      --------        --------        --------

CASH - ENDING                         $    137        $    271        $    137
                                      ========        ========        ========

                Read accompanying Notes to Financial Statements.

                              BANNER HOLDING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2001

NOTE 1.  ORGANIZATION

         Banner Holding Corp. was incorporated on January 26, 1998 under the laws of the State of Florida and has a fiscal year ending April 30. The company is a "shell" company, the purpose of which is to seek and consummate a merger or acquisition. The company's headquarters is in Tequesta, Florida.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying condensed financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended April 30, 2001, included in the Company's Form 10K-SB as filed with the SEC.

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

                              BANNER HOLDING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2001

NOTE 3.  CAPITAL STOCK

         The Company has authorized 5,000,000 preferred shares and 25,000,000 common shares each with a par value of $.01 per share. As of July 31, 2001, 3,200,000 shares (including 200,000 shares subject to redemption) were issued and outstanding. No preferred shares have been issued.

         The Company is in the process of selling to the public an initial offering of common stock which calls for a minimum of 200,000 or a maximum of 1,000,000 common shares to be sold at $.25 per share on a "best effort" basis. As of July 31, 2001, the Company sold 200,000 shares for a total of $50,000 less offering costs of $16,518. Under SEC Rule 419, the proceeds must be deposited in a escrow cash account but the Company has the option to withdraw up to 10% of the proceeds, excluding any interest, from the escrow account. As of July 31, 2001, $5,000 was withdrawn from the escrow account.

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

                              BANNER HOLDING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2001

NOTE 4.  GOING CONCERN

         The Company has no revenues to date and has incurred operating losses of $50,308 since inception. The Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. Although the Company believes that the proceeds of the offering referred to in Note 3 will be sufficient to effect a business combination, the offering has not been completely sold and the Company has not identified any business combination and therefore, cannot ascertain with any degree of certainty the capital requirements for any particular transaction. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

                                    BANNER HOLDING CORP.
                                        (Registrant)


Date: September 25, 2001            By: /s/ John M. O'Keefe,Sr.
                                     John M. O'Keefe, Sr.
                                     President and Chief
                                     Executive Officer