Form 10QSB
period 2001-10-31
BANNER HOLDING CORP
filed 2002-02-26
CIK 1064105

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the quarterly period ended October 31, 2001

                              BANNER HOLDING CORP.
                 (Name of Small Business Issuer in its charter)

                                    333-57043
                             Commission File Number

                                     FLORIDA
         (State or other jurisdiction of incorporation or organization)

                                   65-0826508)
                      (I.R.S. Employer Identification No.)

                             120 N. U.S. Highway One
                                    Suite 100
                                  Tequesta, FL
                    (Address of principal executive offices)

                                      33469
                                   (Zip Code)

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

           As of November 30, 2001 the issuer had 3,000,000 shares of $.01 par value common stock outstanding.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheet
         October 31, 2001 ..................................................   2

         Condensed Statement of Operations
         Three months ended October 31, 2001 ...............................   3

         Condensed Statement of Cash Flows
         Three months ended October 31, 2001 ...............................   4

         Notes to Financial Statements .....................................   5

Item 2.  Plan of Operation .................................................   7

                              BANNER HOLDING CORP.
                          (A Development Stage Company)
                             CONDENSED BALANCE SHEET
                                OCTOBER 31, 2001
                                   (Unaudited)




                         ASSETS

CURRENT ASSETS
 Cash ..............................................................  $     102
 Prepaid expenses .................................................         940
                                                                       ---------

TOTAL ASSETS ......................................................... $   1,042
                                                                      =========



                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable and accrued expenses ............................   $  27,450

STOCKHOLDERS' EQUITY (DEFICIT)
 Preferred stock, $.01 par value, 5,000,000
  shares authorized, no shares issued or
  outstanding
 Common stock, $.01 par value, 25,000,000
  shares authorized, 3,000,000 shares
  issued and outstanding ..........................................      30,000
 Additional paid-in capital .......................................      74,477
 Deficit accumulated during the
 Development stage ................................................    (130,885)
                                                                       ---------

         Total Stockholders' Equity (Deficit) ....................      (26,408)
                                                                       ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
 (DEFICIT) .............................................................  1,042
                                                                         ======









                Read accompanying Notes to Financial Statements.

                              BANNER HOLDING CORP.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)









                                                                                              PERIOD FROM
                                               THREE MONTHS            SIX MONTHS           JANUARY 26,1998
                                             ENDED OCTOBER 31,       ENDED OCTOBER 31,      (INCEPTION) TO
                                              2001      2000          2001        2000      OCTOBER 31, 2001
                                              ----      ----          ----        ----        ------------


REVENUES                                    $   -      $  -          $  -        $  -          $   -

EXPENSES
 General and administrative                   80,577     8,969         86,955      17,428        130,885

NET LOSS                                    $(80,577)  $(8,969)      $(86,955)   $(17,428)     $(130,885)
                                             ========   =======       ========    ========      =========

LOSS PER SHARE                              $   (.03)  $  -          $   (.03)   $   -
                                             ========   =======      ========     =====

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                3,176,087  3,200,000     3,188,044    3,135,870
                                            =========  =========     =========    =========















                Read accompanying Notes to Financial Statements.

                              BANNER HOLDING CORP.
                          (A Development Stage Company)
                        CONDENSED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                              Period From
                                  Six Months    Six Months  January 26, 1998
                                    Ended          Ended      (Inception)
                                 October 31,    October 31,  To October 31,
                                     2001          2000         2001
                                     ----          ----         ----
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net (loss) .................   $ (86,955)   $ (17,428)   $(130,885)
  Adjustments to reconcile
   net loss to cash provided
   by (used in) operating
   activities:
    Noncash charge for general
     and administrative
     expenses ................       3,000        3,000        2,500
    (Increase) in prepaid
     expenses ................        --           --           (940)
    Amortization of deferred
     financing costs .........      82,590         --         82,590
    Increase(decrease) in:
     Accounts payable ........         545       (1,253)      27,450
                                 ---------    ---------    ---------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES ........        (820)     (15,681)         715
                                 ---------    ---------    ---------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Increase in deferred offering
  Costs ......................        --           --        (82,590)
 Proceeds of stockholder
  Receivable .................        --           --         29,528
 Sale of common stock and
  contribution of capital ....         750       60,775       97,449
 Restricted cash for common
  stock subject to redemption         --        (45,000)     (45,000)
                                 ---------    ---------    ---------
NET CASH PROVIDED BY
 FINANCING ACTIVITIES ........         750       15,775         (613)
                                 ---------    ---------    ---------

NET INCREASE (DECREASE) IN
 CASH ........................         (70)          94          102
                                                           ---------

CASH - BEGINNING .............         172          144         --
                                 ---------    ---------    ---------

CASH - ENDING ................   $     102    $     238    $     102
                                 =========    =========    =========

                Read accompanying Notes to Financial Statements.

                              BANNER HOLDING CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2001

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

                              BANNER HOLDING CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2001

NOTE 3.  CAPITAL STOCK

                  The Company has authorized 5,000,000 preferred shares and 25,000,000 common shares each with a par value of $.01 per share. As of October 31, 2001, 3,000,000 shares were issued and outstanding. No preferred shares have been issued.

                  The Company offered to sell to the public an initial offering of a minimum of 200,000 common shares or a maximum of 1,000,000 common shares to be sold at $.25 per share on a "best effort" basis. The Company sold 200,000 shares for a total of $50,000 less offering costs of $16,518. Under SEC Rule 419, the proceeds must be deposited in an escrow cash account but the Company has the option to withdraw up to 10% of the proceeds, excluding any interest, from the escrow account. On October 3, 2000, $5,000 was withdrawn from the escrow account.

                  The Company was unable to timely effect a business combination and in accordance with SEC Rule 419 was forced to terminate the offering on its expiration date of October 20, 2001. The deposited funds in the escrow account were returned to the investor and the balance of the deferred offering costs were expensed.

NOTE 4.  GOING CONCERN

                  The Company has no revenues to date and has incurred operating losses of $130,885 since inception. The Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. Management has not identified any business combination and therefore, cannot ascertain with any degree of certainty the capital requirements for any particular transaction. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Offering

The Company conducted a "blank check" offering subject to Rule 419 of Regulation C under the Securities Act of 1934, thereby selling to the public an initial offering of common stock as registered in the state of New York. At January 31, 2001 two hundred thousand shares of stock had been sold and eight hundred thousand shares remained available, all at the offering price of $.25 per share. The 200,000 shares were sold by John O'Keefe, Sr. and are not subject to commission. The $50,000 proceeds and the stock certificates were deposited in the escrow account maintained by Escrow Agent Republic Security Bank in West Palm Beach, Florida. The offering expired on October 20, 2001. At that time, pursuant to Rule 419, because a business combination had not been completed prior to expiration of the offering, the offering was closed. As reflected in the financial information section of this report, the escrow agent returned the funds to the investor and the share certificate to the Company. The Company is filing a post-effective amendment with the Securities and Exchange Commission reporting the closing of the offering as well as our intention to file a new SB-2 Registration Document identical (except for dates) to the one expired. Subsequent to the SEC declaration of an effective date for said new registration, the Company intends to proceed with its business plan as outlined below.

Target Companies

The Company will seek a candidate for a business combination. It has not yet identified a specific target company. The search is not to be restricted to any specific business, industry or geographic location. The ideal candidate is an entity that wants to use the public marketplace to raise capital for expansion, development or other corporate purposes. Once a viable candidate is identified management will analyze the feasibility of an opportunity considering such matters as:

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

Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a particular Business Combination. The parties will endeavor to structure the Business Combination to achieve the most favorable tax treatment to the Company, the Target and their respective shareholders. Although the Company has no commitments to date to issue any Shares, the Company will, in all likelihood, issue a substantial number of additional shares in connection with a Business Combination, possibly causing dilution to the interests of the Company's shareholders or a change in control of the Company. The written agreements executed in consummation of a Business Combination will contain, but not be limited to, the following:

     -representations and warranties by all parties thereto
     -specifications as to default penalties
     -terms of closing
     -conditions to be met prior to closing
     -conditions to be met after closing
     -allocation of costs, including legal and accounting fees

Evaluation by Investors

In a "blank check" offering management has broad discretion with respect to the specific application of the net proceeds of the offering. Substantially all of the net proceeds of such an offering will generally be applied toward effecting a Business Combination. Management will have sole discretion in determining which businesses, if any, are to be acquired, and the terms of such acquisition. Investors in the blank check offering will have the opportunity to evaluate the merits and risks of an acquisition and will be entitled to elect whether they desire to remain investors in the Company. An acquisition will only be consummated if investors representing 80% of the maximum offering proceeds reconfirm their investments (as described in the following paragraph).

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


                                               BANNER HOLDING CORP.
                                                   (Registrant)


Date: February 22, 2002                       By: /s/ John M. O'Keefe,Sr.
                                              John M. O'Keefe, Sr.
                                              President and Chief
                                              Executive Officer