Form 10KSB/A
period 2001-04-30
BANNER HOLDING CORP
filed 2002-03-04
CIK 1064105

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
                                   Amendment 1

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

                                     Florida
                    (State or jurisdiction of incorporation)

                                   65-0826508
                      (I.R.S. Employer Identification No.)

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


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

Item 7.  Financial Statements

The financial statements attached as Exhibits hereto are herewith amended to include the signature of auditor Earl M. Cohen, C.P.A. on page F-1. All financial statements that constitute Item 7 remain the same as those filed in the initial 10-KSB filed on August 20, 2001. An index to the financial statements appears in Item 13(a) of this report.


Item 13.  Exhibits and Reports on Form 8-K

         (a) Financial Statements - April 30, 2001

         Table of Contents ..........................    i
         Report of Independent Public Accountant ....   F-1
         Balance Sheet ..............................   F-2
         Statement of Operations ....................   F-3
         Statement of Changes in Stockholders' Equity   F-4
         Statements of Cash Flows ...................   F-5
         Notes to Financial Statements ..............   F-6

         (b) Reports on Form 8-K
             None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BANNER HOLDING CORP.

                                            by:  /s/John M. O'Keefe
                                                 ---------------------
                                                     John M. O'Keefe
                                                     President

March 4, 2002

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

 Statements of Cash Flows                       F-5

 Notes to Financial Statements            F-6 - F-9

                          INDEPENDENT AUDITOR'S REPORT


To The Board of Directors
Banner Holding Corp.

We have audited the accompanying balance sheet of Banner Holding Corp. (a development stage company), as of April 30, 2001 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended and for the period from January 26, 1998 (inception) through April 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Banner Holding Corp. as of April 30, 2000, were audited by other auditors whose report dated August 14, 2000, on those statements included an explanatory paragraph that described the substantial doubt about the Company's ability to continue as a going concern discussed in Note 2 to the financial statements.

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

                                              /s/ Earl M. Cohen
                                              Earl M. Cohen, C.P.A., P.A.
                                              2505 N.W. Boca Raton Blvd., #202
                                              Boca Raton, Florida  33431


August 9, 2001
Boca Raton, Florida
                                       F-1

                              BANNER HOLDING CORP.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 APRIL 30, 2001



                                     ASSETS

CURRENT ASSETS
 Cash                                                     $     172
 Cash - restricted                                           47,220
 Prepaid expenses                                               940
                                                             ------

         Total Current Assets                                48,332

DEFERRED OFFERING COSTS                                      66,072
                                                             ------

TOTAL ASSETS                                               $114,404
                                                           ========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued expenses                     $ 26,905

COMMON STOCK SUBJECT TO REDEMPTION                           52,220

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY                                         35,279
                                                             ------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $114,404
                                                           ========




                Read accompanying Notes to Financial Statements.
                                  F-2

                              BANNER HOLDING CORP.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                       YEARS ENDED APRIL 30, 2001 AND 2000
                                       AND
         PERIOD FROM JANUARY 26, 1998 (INCEPTION) THROUGH APRIL 30, 2001



                                                                                 January 26, 1998
                                              Year Ended        Year Ended          (Inception)
                                             April 30,         April 30,           To April 30
                                                 2001              2000                2001
                                                 ----              ----                ----
REVENUES                                     $   -              $   -               $   -

EXPENSES
 General and administrative                    24,682              11,290              43,930
                                               ------              ------              ------

NET LOSS                                     $(24,682)           $(11,290)           $(43,930)
                                              ========            ========            ========

LOSS PER SHARE                               $   (.01)           $   -
                                              ========            ========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                          3,166,575           3,000,000
                                             =========           =========











                Read accompanying Notes to Financial Statements.
                                       F-3

                              BANNER HOLDING CORP.
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         PERIOD FROM JANUARY 26, 1998 (INCEPTION) THROUGH APRIL 30, 2001

                                                                                             Deficit
                                                                                           Accumulated
                                                        Common Stock          Additional    During the
                                                      Number of    Par         Paid-In      Development   Stockholder
                                                       Shares      Value       Capital        Stage        Receivable     Total
                                                       ------      -----       --------     ----------     ------------   -----
  Common shares issued to
   founders                                           3,000,000   $30,000       $ 9,000      $   -          $(29,528)    $ 9,472
  Noncash general and administrative
   expenses                                               -          -            1,500          -              -          1,500
  Net (loss)                                              -          -             -           (1,500)          -         (1,500)
                                                      ---------    ------        ------        -------        -------      ------
  Balance - April 30, 1998                            3,000,000    30,000        10,500        (1,500)       (29,528)      9,472

  Repayment of stockholders' receivable                   -          -             -             -            19,945      19,945
  Noncash general and administrative
   expenses                                               -          -            6,000          -              -          6,000
  Net (loss)                                              -          -             -           (6,458)          -         (6,458)
                                                      ---------    ------        ------        ------         ------       ------
  Balance - April 30, 1999                            3,000,000    30,000        16,500        (7,958)        (9,583)     28,959

  Repayment of stockholders' receivable                   -          -             -             -             9,583       9,583
  Contribution to capital                                 -          -           26,452          -              -         26,452
  Noncash general and administrative
   expenses                                               -          -            6,000          -              -          6,000
  Net (loss)                                              -          -             -          (11,290)          -        (11,290)
                                                      ---------    ------        ------       -------         ------      -------
  Balance - April 30, 2000                            3,000,000    30,000        48,952       (19,248)          -         59,704

  Deferred offering costs attributable
   to common stock subject to
   redemption                                             -          -          (16,518)          -             -        (16,518)
  Contribution to capital                                 -          -           10,775           -             -         10,775
  Noncash general and administrative
   expenses                                               -          -            6,000           -             -          6,000
  Net (loss)                                              -          -             -          (24,682)          -        (24,682)
                                                      ---------    ------       -------       -------         -----       -------
  Balance - April 30, 2001                            3,000,000   $30,000       $49,209      $(43,930)       $  -         $35,279
                                                      =========   =======       =======      ========        ======      =======


                Read accompanying Notes to Financial Statements.
                                       F-4

                              BANNER HOLDING CORP.
                          (A Development Stage Company)
                             STATEMENTS OF CASH FLOW
                       YEARS ENDED APRIL 30, 2001 AND 2000
                                       AND
         PERIOD FROM JANUARY 26, 1998 (INCEPTION) THROUGH APRIL 30, 2001

                                                                             January 26, 1998
                                                Year Ended     Year Ended      (Inception)
                                               April 30,      April 30,        To April 30
                                                   2001           2000             2001
                                                   ----           ----             ----
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net (loss)                                    $(24,682)      $(11,290)          $(43,930)
  Adjustments to reconcile
   net loss to cash provided
   by (used in) operating
   activities:
    Noncash charge for general
     and administrative expenses                   6,000          6,000             19,500
   (Increase) in prepaid
     expenses                                       (940)           -                 (940)
    Increase in accounts
     Payable                                       3,875          5,970             26,905
                                                   ------         -----             ------

NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                            (15,747)           680              1,535
                                                 -------          -----              -----

CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Increase in deferred offering
  Costs                                              -          (37,318)           (82,590)
 Proceeds of stockholder
  Receivable                                         -            9,583             29,528
 Sale of common stock and
  contribution of capital                         60,775         26,452             96,699
 Restricted cash for common
  stock subject to redemption                    (45,000)          -               (45,000)
                                                  -------         ------            -------

NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                             15,775         (1,283)            (1,363)
                                                   ------         ------             ------

NET INCREASE (DECREASE) IN CASH                       28           (603)               172

CASH - BEGINNING                                     144            747                 -
                                                   -----          -----              ----

CASH - ENDING                                   $    172        $   144           $    172
                                                ========        =======           ========




                Read accompanying Notes to Financial Statements.
                                       F-5

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

NOTE 3.  INCOME TAXES

                  As of April 30, 2001, the Company has a net operating loss carryforward for income tax purposes of approximately $24,400 expiring through April 30, 2021, available to offset future taxable income. No deferred income taxes have been recorded due to the Company having no history of profitable operations. Significant components of the Company's net deferred income tax asset are as follows:
                                                                2001     2000
                                                                ----     ----

                   Net operating loss carryforward            $8,300    $7,000
                   Less: Valuation allowance                  (8,300)   (7,000)
                                                              ------    ------

                   Net deferred income tax asset              $ -       $ -
                                                              ======    ======

                  The reconciliation of income tax (benefit) computed at the federal statutory rate to income tax expense (benefit) is as follows:

                    Tax (benefit) at federal statutory
                     rate                                              (34.00)%
                    State tax (benefit), net of federal
                     benefit                                              (3.63)
                    Valuation allowance                                   37.63
                                                                          -----

                    Tax provision (benefit)                              00.00%
                                                                          =====

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