Form 10QSB
period 2002-01-31
BANNER HOLDING CORP
filed 2003-09-30
CIK 1064105

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the quarterly period ended January 31, 2002

                              BANNER HOLDING CORP.
                 (Name of Small Business Issuer in its charter)

                                    333-57043
                             Commission File Number

                                     FLORIDA
         (State or other jurisdiction of incorporation or organization)

                                   65-0826508
                         (I.R.S. Employer Identification
                                      No.)

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

         As of January 31, 2002 the issuer had 3,000,000 shares of $.01 par value common stock outstanding.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheet
         January 31, 2002                           2

         Condensed Statement of Operations
         Nine months ended January 31, 2002         3

         Condensed Statement of Cash Flows
         Nine months ended January 31, 2002         4

         Notes to Financial Statements              5

Item 2.  Plan of Operation                          8

                              BANNER HOLDING CORP.
                          (A Development Stage Company)
                             CONDENSED BALANCE SHEET
                                JANUARY 31, 2002
                                   (Unaudited)




                         ASSETS

CURRENT ASSETS
 Cash ....................................................                $   67
 Prepaid expenses ........................................                   940
                                                                          ------

TOTAL ASSETS .............................................                $1,007
                                                                          ======



                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable and accrued expenses .......................        $  27,902

STOCKHOLDERS' EQUITY (DEFICIT)
 Preferred stock, $.01 par value, 5,000,000
  shares authorized, no shares issued or
  outstanding
 Common stock, $.01 par value, 25,000,000
  shares authorized, 3,000,000 shares
  issued and outstanding .....................................           30,000
 Additional paid-in capital ..................................           75,977
 Deficit accumulated during the development
  stage ......................................................         (132,872)
                                                                      ---------

         Total Stockholders' Equity (Deficit) ................          (26,895)
                                                                      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
 (DEFICIT) ...................................................        $   1,007
                                                                      =========










                         Read accompanying Notes to Financial Statements.

                              BANNER HOLDING CORP.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                                                                               Period From
                                          Three Months                        Nine Months                  January 26, 1998
                                          Ended January 31,                  Ended January 31,                (Inception) To

                                        2002             2003              2002             2003             January 31, 2002

REVENUES                           $    -            $   -             $   -             $   -                $   -


EXPENSES
 General and administrative            1,987            4,956             88,942           22,384                132,872

NET LOSS                           $(1,987)         $(4,956)            $(88,942)         $(22,384)             $(132,872)
                                   =======          =======             ========

LOSS PER SHARE                     $    --          $    --            $    ---          $   ----             $   -----
                                   ===========      ========           ===========       ============         =========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                3,000,000           3,200,000         3,125,362         3,157,246
                                  =========           =========         =========         =========



                Read accompanying Notes to Financial Statements.

                              BANNER HOLDING CORP.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                                                    Period From
                                                               January 26, 1998
                             Nine Months       Nine Months       (Inception)
                 Ended January 31, Ended January 31, To January
                                                2002          2001     31, 2002
                                                ----           ----    --------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net (loss) ............................   $ (88,942)   $ (22,384)   $(132,872)
  Adjustments to reconcile
   net loss to cash provided
   by (used in) operating
   activities:
    Noncash charge for general
     and administrative
     expenses ...........................       4,500        4,500       24,000
    (Increase) in prepaid
     expenses ...........................        --           --           (940)
    Amortization of deferred
     offering costs ....................      82,590         --         82,590
    Increase in accounts
     Payable ............................         997        2,170       27,902
                                            ---------    ---------    ---------

NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES ...................        (855)     (15,714)         680
                                            ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in deferred offering
  Costs .................................        --           --        (82,590)
 Proceeds of stockholder
  Receivable ............................        --           --         29,528
 Sale of common stock and
 Restricted cash for common
  contribution of capital ...............         750       60,775       97,449
  stock subject to redemption ...........        --        (45,000)     (45,000)
                                            ---------    ---------    ---------

NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES ...................         750       15,775         (613)
                                            ---------    ---------    ---------

NET INCREASE (DECREASE) IN
 CASH ...................................        (105)          61           67

CASH - BEGINNING ........................         172          144         --
                                            ---------    ---------    ---------

CASH - ENDING ...........................   $      67    $     205    $      67
                                            =========    =========    =========

                Read accompanying Notes to Financial Statements.

                              BANNER HOLDING CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2002


NOTE 1.  ORGANIZATION

Banner Holding Corp. was incorporated on January 26, 1998 under the laws of the State of Florida and has a fiscal year ending April 30. The company is a "shell" company, the purpose of which is to seek and consummate a merger or acquisition. The company's headquarters is in Tequesta, Florida.
NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Basis of Presentation

                  The accompanying condensed financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended April 30, 2001, included in the Company's Form 10-KSB as filed with the SEC.

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

                              BANNER HOLDING CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2002


NOTE 3.  CAPITAL STOCK

                  The Company has authorized 5,000,000 preferred shares and 25,000,000 common shares each with a par value of $.01 per share. As of January 31, 2002, 3,000,000 shares were issued and outstanding. No preferred shares have been issued.

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

                  On August 26, 2003, the Articles of Incorporation were amended to increase the number of authorized common shares to 50,000,000.

NOTE 4.  GOING CONCERN

                  The Company has no revenues to date and has incurred operating losses of $132,872 since inception. The Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. Management has not identified any business combination and therefore, cannot ascertain with any degree of certainty the capital requirements for any particular transaction. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. The accompanying financial



                              BANNER HOLDING CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2002



NOTE 4.  GOING CONCERN

                  statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Item 2.  Plan of Operation

Banner Holding Corp., ("Company"), became a registered public company on April 20, 2000. The Company has not yet engaged in any commercial business and has not determined when it will do so. The Company has no full-time employees. The officers and directors allocate a portion of their time to the activities of the Company without compensation. The Company has minimal capital, operating costs limited to legal, accounting, escrow and stock transfer and reporting-related fees. The Company anticipates these costs will be paid for with loans from shareholders John O'Keefe, Sr. and Vicki J. Lavache or another company wholly-owned by them. It does not expect to make any acquisitions of property.

The Offering

In 2002 the Company conducted a "blank check" offering subject to Rule 419 of Regulation C under the Securities Act of 1934, thereby selling to the public an initial offering of common stock as registered in the state of New York. The offering expired on October 20, 2001, at which time, pursuant to Rule 419, because a business combination had not been completed prior to expiration of the offering, the offering was closed. As reflected in the financial information section of this report, the escrow agent returned the funds raised ($50,000) to the investor and the share certificate to the Company. The Company filed a post-effective amendment with the Securities and Exchange Commission on February 26, 2002 reporting the closing of the offering.

The Company's Plan

As a public reporting company pursuant to the Securities Act of 1934, the Company intends to comply with its reporting obligation. As a "shell" company Banner's purpose is to be used as a vehicle for a reverse acquisition.

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


                                               BANNER HOLDING CORP.
                                                       (Registrant)


Date: September 26, 2003                       By: /s/ John M. O'Keefe,Sr.
                                                       John M. O'Keefe, Sr.
                                                        President and Chief
                                                         Executive Officer