Form 10KSB
period 2002-04-30
BANNER HOLDING CORP
filed 2003-09-30
CIK 1064105

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                    FOR THE FISCAL YEAR ENDED APRIL 30, 2002

[ ] TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 333-57043

                              BANNER HOLDING CORP.
                 (Name of small business issuer in its charter)

                               Florida 65-0826508
(State or jurisdiction of incorporation or (I.R.S. Employer Identification No.)
                                 organization,)


                           120 North U.S. Highway One
                             Tequesta, Florida 33469
                                 (561) 747-0244
          (Address and telephone number of principal executive offices)

       Securities registered under Section 12(b) of the Exchange Act: NONE

                  Securities registered under Section 12(g) of
                               the Exchange Act:
                                      NONE

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

         As of April 30, 2002, there were 3,000,000 shares of common stock outstanding. The aggregate market value of such shares held by non-affiliates of the registrant was $0.



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

As of April 30, 2002 two persons own the 3,000,000 shares of common stock outstanding. On January 26, 1998, the Company issued 1,650,000 shares of its Common Stock to John M. O'Keefe, the Company's President and a Director, and 1,350,000 shares to Vicki J. Lavache, the Company's Secretary/Treasurer and a Director. Each paid $0.013 per share for an aggregate of $39,000. In addition, the shareholders have contributed $48,588 for offering and administrative expenses to April 30, 2002.

Item 6.  Management's Discussion and Analysis or Plan of Operation

The Company, a development stage entity, has neither engaged in any operations nor generated any revenues to date. Its entire activity since its inception has been fund raising through an offering of equity securities.

The Company's administrative expenses to date are approximately $52,100. Included in the expenses is $25,500 in non-cash general and administrative expense.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Name                                        Age               Title

John M. O'Keefe                      60     President, Director
Vicki J. Lavache                     55     Secretary/Treasurer, Director

Mr. O'Keefe, President and Director since January 1998, serves as chief executive officer of Merit First, Inc. (which he formed in June 1996), an investment banking firm specializing in advising development stage enterprises concerning finance, located in Tequesta, Florida. Prior to that, he served as chief financial officer of Eutro Group Holding, Inc., a publicly-traded company located in Jupiter, Florida in the medical diagnostic business, since 1993. Earlier in his career, Mr. O'Keefe sold life and health insurance and worked as a bank loan officer. He spent four years in the U.S. Navy after attending Fordham University in New York in 1964. Until April 12, 2002, Mr. O'Keefe was a promoter of three "public shell" companies registered with the Securities and Exchange Commission: Zenith Holding Corp., Liege Holding, Inc., and Haven Holding, Inc., all Florida corporations.

Ms. Lavache, Secretary/Treasurer, Director since January 1998, serves as secretary/treasurer of Merit First, Inc. Previously, she served with Mr. O'Keefe on the Board of Eutro Group Holding. From 1986 through 1999 she owned Executive Line Business Services, Inc. in Jupiter, Florida, a provider of secretarial, bookkeeping and other business services. Until April 12, 2002 Ms. Lavache served as President and Director of three "public shell" companies registered with the Securities and Exchange Commission: Zenith Holding Corp., Liege Holding, Inc., and Haven Holding, Inc., all Florida corporations.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of April 30, 2002 with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, and (iii) officers and directors as a group.

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

(a) Financial Statements - April 30, 2002

   Table of Contents ..........................   i
   Report of Independent Public Accountant ....   F-1
   Balance Sheet ..............................   F-2
Statement of Operations .......................   F-3
   Statement of Changes in Stockholders' Equity   F-4
   Statements of Cash Flows ...................   F-5
   Notes to Financial Statements ..............   F-6

(b)          Reports on Form 8-K None

                              BANNER HOLDING CORP.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                 APRIL 30, 2002










































                                       BANNER HOLDING CORP.
                                  (A Development Stage Company)


                                             CONTENTS


                                          PAGE

Independent Auditor's Report ..........   F-1

Financial Statements:

 Balance Sheet ........................   F-2

 Statements of Operations .............   F-3

 Statements of Changes in Stockholders'
 Equity (Deficit) .....................   F-4

 Statements of Cash Flows .............   F-5

 Notes to Financial Statements ........   F-6 - F-10

Earl M. Cohen, C.P.A., P.A.
2505 N.W. Boca Raton Boulevard,Suite 202
Boca Raton, FL  33431
561-347-1608

                                   INDEPENDENT AUDITOR'S REPORT


To The Board of Directors
Banner Holding Corp.

We have audited the accompanying balance sheet of Banner Holding Corp. (a development stage company), as of April 30, 2002 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended April 30, 2002 and 2001 and for the period from January 26, 1998 (inception) through April 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Banner Holding Corp. (a development stage company) as of April 30, 2002, and the results of its operations and its cash flows for the years ended April 30, 2002 and 2001 and for the period from January 26, 1998 (inception) through April 30, 2002 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has no revenues and has experienced net losses of $134,673 since inception and a working capital deficiency of $26,057 as of April 30, 2002. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

September 25, 2003                                      Earl M. Cohen, C.P.A.
Boca Raton, Florida

                                                BANNER HOLDING CORP.
                                            (A Development Stage Company)
                                                   BALANCE SHEET
                                                   APRIL 30, 2002





                                                       ASSETS

CURRENT ASSETS
 Cash ...........   $ 31
 Prepaid expenses    940
                    ----

TOTAL ASSETS ....   $971
                    ====



                               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable and accrued expenses ...............   $ 27,028

STOCKHOLDERS' EQUITY (DEFICIT) .......................    (26,057)
                                                         --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) $        971
                                                         ========














                             Read accompanying Notes to Financial Statements.
                                                                      F-2

                              BANNER HOLDING CORP.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                       YEARS ENDED APRIL 30, 2002 AND 2001
                                       AND
         PERIOD FROM JANUARY 26, 1998 (INCEPTION) THROUGH APRIL 30, 2002

                                                            January 26, 1998
                        Year Ended Year Ended              (Inception)
                                April 30,    April 30,     To April 30
                                 2002         2001             2002
                                 ----         ----             ----

REVENUES ..................   $      --      $      --      $      --

EXPENSES
 General and administrative        90,743         24,682       (134,673)
                              -----------    -----------    -----------

NET LOSS ..................   $   (90,743)   $   (24,682)   $  (134,673)
                              ===========    ===========    ===========

LOSS PER SHARE ............                  $      (.03)   $      (.01)
                                             ===========    ===========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING ........     3,094,795      3,166,575
                                             ===========    ===========








                          Read accompanying Notes to Financial Statements.

                              BANNER HOLDING CORP.
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         PERIOD FROM JANUARY 26, 1998 (INCEPTION) THROUGH APRIL 30, 2002

                                                                                            Deficit
                                                                                                       Accumulated
                                                        Common Stock         Additional    During the
                                                      Number of    Par         Paid-In     Development   Stockholder
                                                     Shares     Value        Capital        Stage    Receivable      Total

  Common shares issued to founders        3,000,000   $30,000       $ 9,000     $    -          $(29,528)   $  9,472
  Noncash general and administrative
   expenses                                            -          -            1,500          -              -          1,500
  Net (loss)                                  -          -             -           (1,500)          -         (1,500)
                                          ---------    ------        ------        ------         ------      ------
  Balance - April 30, 1998                3,000,000    30,000        10,500        (1,500)       (29,528)      9,472

  Repayment of stockholders' receivable       -          -             -             -             19,945      19,945
  Noncash general and administrative
   expenses                                   -          -            6,000          -              -          6,000
  Net (loss)                                  -          -             -           (6,458)          -         (6,458)
                                          ---------    ------         -----        ------         ------      ------
  Balance - April 30, 1999                3,000,000    30,000        16,500        (7,958)        (9,583)     28,959

  Repayment of stockholders' receivable       -          -             -             -             9,583       9,583
  Contribution to capital                     -          -           26,452          -              -         26,452
  Noncash general and administrative
   expenses                                   -          -            6,000          -              -          6,000
  Net (loss)                                  -          -             -          (11,290)          -        (11,290)
                                          ---------     -----        ------       -------         -----      -------
  Balance - April 30, 2000                3,000,000    30,000        48,952       (19,248)          -         59,704

  Deferred offering costs attributable
   to common stock subject to redemption         -         -          (16,518)         -              -        (16,518)
  Contribution to capital                      -         -           10,775          -              -         10,775
  Noncash general and administrative
   expenses                                    -         -            6,000          -              -          6,000
  Net (loss)                                   -         -             -          (24,682)          -        (24,682)
                                          ---------    ------        ------       -------         -----      -------
  Balance - April 30, 2001                3,000,000    30,000        49,209       (43,930)          -         35,279

  Reversal of deferred offering costs
   attributable to common stock subject
   to redemption - offering canceled           -         -           16,518          -              -         16,518
  Contribution to capital                      -         -            6,889          -              -          6,889
  Noncash general and administrative
   expenses                                    -         -            6,000          -              -          6,000




 Net (loss)                                   -         -             -           (90,743)          -        (90,743)
                                         ---------   -------       -------        -------         ---        -------
Balance - April 30, 2002                 3,000,000   $30,000       $78,616      $(134,673)       $  -       $(26,057)
                                         =========   =======       =======      =========        ====       ========

                Read accompanying Notes to Financial Statements.
                                       F-4

                              BANNER HOLDING CORP.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                       YEARS ENDED APRIL 30, 2002 AND 2001
                                       AND
         PERIOD FROM JANUARY 26, 1998 (INCEPTION) THROUGH APRIL 30, 2002

                                                                           January 26, 1998
                        Year Ended Year Ended                           (Inception)
                                            April 30,    April 30,       To April 30
                                                2002         2001            2002
                                                ----         ----          ----

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net (loss)                    $(90,743)       $(24,682)     $(134,673)
  Adjustments to reconcile
   net loss to cash (used in)
   operating activities:
    Noncash charge for general
     and administrative expenses   6,000           6,000         25,500
    Amortization of deferred
     offering costs               82,590             -           82,590
   (Increase) in prepaid
     expenses                       -               (940)          (940)
    Increase in accounts
     payable                         123           3,875         27,028
                                  ------          ------         ------

NET CASH (USED IN) OPERATING
 ACTIVITIES                       (2,030)        (15,747)          (495)
                                  ------         -------         ------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Increase in deferred offering
  costs                              -               -          (82,590)
 Proceeds of stockholder
  receivable                          -               -          29,528
 Sale of common stock and
  contribution of capital          1,889          60,775         98,588
 Restricted cash for common
  stock subject to redemption         -          (45,000)       (45,000)
                                  ------         -------         ------

NET CASH PROVIDED BY FINANCING
 ACTIVITIES                        1,889          15,775            526
                                   -----          ------          -----

NET INCREASE (DECREASE) IN CASH     (141)             28             31

CASH - BEGINNING                     172             144            ----
                                    ----            ----            ----

CASH - ENDING                   $     31         $   172       $     31
                                ========         =======       ========

                Read accompanying Notes to Financial Statements.
                                       F-5

                              BANNER HOLDING CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2002



NOTE 1.  ORGANIZATION

Banner Holding Corp. was incorporated on January 26, 1998 under the laws of the State of Florida and has a fiscal year ending April 30. The company is a "shell" company, the purpose of which is to seek and consummate a merger or acquisition. The company's headquarters is in Tequesta, Florida.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Deferred Offering Costs

                  Costs incurred in connection with the public offering were originally capitalized but are recorded as a reduction in additional paid-in capital upon the sale of common stock. Since the Company was unable to timely effect a business combination by the expiration date of the offering, the balance of the offering costs were expensed (Note 4).

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

                              BANNER HOLDING CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2002


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3.  INCOME TAXES

                  As of April 30, 2002, the Company has a net operating loss carryforward for income tax purposes of approximately $108,800 expiring through April 30, 2022, available to offset future taxable income. No deferredincome taxes have been recorded due to the Company having no history of profitable operations. Significant components of the Company's net deferred income tax asset are as follows:
                                                   2002      2001

                   Net operating loss carryforward  $ 20,300   $8,300
                   Less: Valuation allowance       (20,300)  (8,300)
                                                  ------    -----
Net deferred income tax asset                        $   -     $ ----
                                                     =======   ======

                  During the year ended April 30, 2002, the valuation allowance increased by $12,000.

                              BANNER HOLDING CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2002

NOTE 3.  INCOME TAXES (CONTINUED)

                  The reconciliation of income tax (benefit) computed at the federal statutory rate to income tax expense (benefit) is as follows:

                    Tax (benefit) at federal statutory
                     rate                                            (15.00)%
                    State tax (benefit), net of federal
                     benefit                                           (3.63)
                    Valuation allowance                              18.63
                                                                      -----

                    Tax provision (benefit)                            00.00%
                                                                    ======-

NOTE 4.  CAPITAL STOCK

                  The Company has authorized 5,000,000 preferred shares and 25,000,000 common shares each with a par value of $.01 per share. As of April 30, 2002, 3,000,000 shares were issued and outstanding, respectively. No preferred shares have been issued.

                  The Company offered to sell to the public an initial offering of a minimum of 200,000 common stock or a maximum of 1,000,000 common shares to be sold at $.25 per share on a "best effort" basis. The Company sold 200,000 shares for a total of $50,000 less offering costs of $16,518. Under SEC Rule 419, the proceeds must be deposited in a escrow cash account but the Company has the option to withdraw up to 10% of the proceeds, excluding any interest, from the escrow account. On October 3, 2000, $5,000 was withdrawn from the escrow account.

                  The Company was unable to timely effect a business combination and in accordance with SEC Rule 419 was forced to terminate the offering on its expiration date of October 20, 2001. The deposited funds in the escrow account were returned to the investor and the balance of the deferred offering costs were expensed.

                              BANNER HOLDING CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2002


NOTE 4.  CAPITAL STOCK (CONTINUED)

                  On August 26, 2003, the Articles of Incorporation were amended to increase the number of authorized common shares to 50,000,000.

NOTE 5.           RELATED PARTY TRANSACTIONS

                  Office Facilities

                  The Company shares office space and other administrative costs with a company owned by the majority stockholders at no charge. The Company estimated these costs to be approximately $500 per month. For the years ended April 30, 2002 and 2001, $6,000 has been recorded as an increase in general and administrative expenses and additional paid-in capital.

                  Loans From Related Party

                  During the years ended April 30, 2002 and 2001, a company owned by the majority stockholders advanced and/or paid general and administrative expenses of $1,889 and $10,775, respectively. These amounts were recorded as increases in additional paid-in capital.

NOTE 6.  GOING CONCERN

                  The Company has no revenues to date and has incurred operating losses of $134,673 since inception and has a working capital deficit of $26,057 as of April 30, 2002. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. Management has not identified any business combination and therefore, cannot ascertain with any degree of certainty the capital requirements for any particular transaction. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. The accompanying

                              BANNER HOLDING CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2002



NOTE 6.  GOING CONCERN (CONTINUED)

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

                                            BANNER HOLDING CORP.

                                            by:  /s/John M. O'Keefe, Sr.
                                                 --------------------------
                                                     John M. O'Keefe, Sr.
                                                     President

September 26, 2003