Form 10QSB
period 2002-07-31
BANNER HOLDING CORP
filed 2003-09-30
CIK 1064105

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended July 31, 2002

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

                                      33469
                                   (Zip Code)

                    Issuers telephone number: (561) 747-0244
                        --------------------------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

          As of July 31, 2002 the issuer had 3,000,000 shares of $.01 par value common stock outstanding.








                                                                           INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheet
         July 31, 2002 .....................................................   2

         Condensed Statement of Operations
         Three months ended July 31, 2002
          and July 31, 2001 ................................................   3

         Condensed Statement of Cash Flows
         Three months ended July 31, 2002
          and July 31, 2001 ................................................   4

         Notes to Financial Statements .....................................   5

Item 2.  Plan of Operation .................................................   7

EXHIBITS

99.1.....         CEO/CFO Certificate




                                       BANNER HOLDING CORP.
                                   (A Development Stage Company)
                                      CONDENSED BALANCE SHEET
                                           JULY 31, 2002
                                   (Unaudited)




                         ASSETS

CURRENT ASSETS
 Prepaid expenses                                                      $     940



                          LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable and accrued expenses .......................        $  27,028

STOCKHOLDERS EQUITY (DEFICIT)
 Preferred stock, $.01 par value, 5,000,000
  shares authorized, no shares issued or
  outstanding
 Common stock, $.01 par value, 25,000,000
  shares authorized, 3,000,000 shares
  issued and outstanding .....................................           30,000
 Additional paid-in capital ..................................           78,766
 Deficit accumulated during the development
  stage ......................................................         (134,854)

         Total Stockholders Equity (Deficit) ................          (26,088)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY
 (DEFICIT) ...................................................        $     940









                         Read accompanying Notes to Financial Statements.




                              BANNER HOLDING CORP.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                  Period From
                                                            Three Months                          January 26, 1998
                                                            Ended July 31                           (Inception)
                                                     2002                   2001                   July 31, 2002

REVENUES                                              $ -                   $ -                         $ -

EXPENSES
 General and administrative                            181                  6,378                     134,854

NET LOSS                                            $ (181)               $(6,378)                   $(134,854)

LOSS PER SHARE                                      $ ----                $ ----
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                                        3,000,000             3,000,000






                Read accompanying Notes to Financial Statements.


                                 BANNER HOLDING CORP.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Period From
                                                                             January 26, 1998
                                             Three Months       Three Months    (Inception)
                                          Ended July 31,       Ended July 31,   To July 31,
                                                2002               2001           2002


CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net (loss) .........................    $    (181)    $  (6,378)    $(134,854)
  Adjustments to reconcile
   net loss to cash (used in)
   operating activities:
    Noncash charge for general
     and administrative
     expenses ........................         --           1,500        25,500
    Amortization of deferred
     offering costs .................         --            --          82,590
   (Increase) in prepaid
     expenses ........................         --            --            (940)
    Increase(decrease) in:
     Accounts payable ................         --           4,093        27,028

NET CASH (USED IN) OPERATING
 ACTIVITIES ..........................         (181)         (785)         (676)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Increase in deferred offering
  costs ..............................         --            --         (82,590)
 Proceeds of stockholder
  receivable .........................         --            --          29,528
 Sale of common stock and
  contribution of capital ............          150           750        98,738
 Restricted cash for common
 stock subject to redemption .........         --            --         (45,000)

NET CASH PROVIDED BY FINANCING
 ACTIVITIES ..........................          150           750           676

NET (DECREASE) IN CASH ...............          (31)          (35)         --

CASH - BEGINNING .....................           31           172          --

CASH - ENDING ........................    $    --       $     137     $    --


                Read accompanying Notes to Financial Statements.



                              BANNER HOLDING CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2002

NOTE 1.  ORGANIZATION

Banner Holding Corp. was incorporated on January 26, 1998 under the laws of the State of Florida and has a fiscal year ending April 30. The company is a shell company, the purpose of which is to seek and consummate a merger or acquisition. The companys headquarters is in Tequesta, Florida.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Basis of Presentation

The accompanying condensed financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Companys financial statements and notes thereto for the year ended April 30, 2002, included in the Company's Form 10-KSB as filed with the SEC.


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

                              BANNER HOLDING CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2002



NOTE 3.  CAPITAL STOCK

The Company has authorized 5,000,000 preferred shares and 25,000,000 common shares each with a par value of $.01 per share. As of July 31, 2002, 3,000,000 shares were issued and outstanding. No preferred shares have been issued.

On August 26, 2003, the Articles of Incorporation were amended to increase the number of authorized common shares to 50,000,000.

NOTE 4.  GOING CONCERN

The Company has no revenues to date and has incurred operating losses of $134,854 since inception. The Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. Management has not identified any business combination and therefore, cannot ascertain with any degree of certainty the capital requirements for any particular transaction. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


Item 2.  Plan of Operation

Banner Holding Corp., (Company), became a registered public company on April 20, 2000. The Company has not yet engaged in any commercial business and has not determined when it will do so. The Company has no full-time employees. The officers and directors allocate a portion of their time to the activities of the Company without compensation. The Company has minimal capital, operating costs limited to legal, accounting, escrow and stock transfer and reporting-related fees. The Company anticipates these costs will be paid for with loans from shareholders John O'Keefe, Sr. and Vicki J. Lavache or another company wholly-owned by them. It does not expect to make any acquisitions of property. The Company's Plan

As a shell company Banner's purpose is to be used as a vehicle for a reverse acquisition.

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