Form 10QSB
period 2002-10-31
BANNER HOLDING CORP
filed 2003-09-30
CIK 1064105

\

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the quarterly period ended October 31, 2002

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

             s of October 31, 2002 the issuer had 3,000,000 shares of $.01 par value common stock outstanding.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheet
         October 31, 2002                            2

         Condensed Statement of Operations
         Three months and six months
             ended October 31, 2002                 3

         Condensed Statement of Cash Flows
         Six months ended October 31, 2002          4

         Notes to Financial Statements              5

Item 2.  Plan of Operation                          7

Item 3.  Controls and Procedures                    8

                              BANNER HOLDING CORP.
                          (A Development Stage Company)
                             CONDENSED BALANCE SHEET
                                OCTOBER 31, 2002
                                   (Unaudited)


                         ASSETS

CURRENT ASSETS
 Prepaid expenses .........................................                 $940
                                                                            ====



              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable and accrued expenses .......................        $  27,028
                                                                      ---------

STOCKHOLDERS' EQUITY (DEFICIT)
 Preferred stock, $.01 par value, 5,000,000
  shares authorized, no shares issued or
  outstanding
 Common stock, $.01 par value, 25,000,000
  shares authorized, 3,000,000 shares
  issued and outstanding .....................................           30,000
 Additional paid-in capital ..................................           78,766
 Deficit accumulated during the development
  stage ......................................................         (134,854)
                                                                      ---------

         Total Stockholders' Equity (Deficit) ................          (26,088)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
 (DEFICIT) ...................................................        $     940
                                                                      =========



                Read accompanying Notes to Financial Statements.

                              BANNER HOLDING CORP.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                         Period
                                                                                         From
                                           Three Months               Six Months       January 26, 1998
                                          Ended October 31,       Ended October 31,    (Inception) To
                                      2002       2001           2002       2001         October 31, 2002
                                       ----       ----           ----       ----         ------------


REVENUES ........................   $--     $      --      $      --      $      --      $      --

EXPENSES
 General and administrative .....    --          80,577            181         86,955        134,854
                                    -----   -----------    -----------    -----------    -----------

NET LOSS ........................   $--     $   (80,577)   $      (181)   $   (86,955)   $  (134,854)
                                    =====   ===========    ===========    ===========    ===========

LOSS PER SHARE ..................           $      --      $      (.03)   $      --      $      (.03)
                                            ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING ..............        3,000,000      3,176,087      3,000,000      3,188,044
                                 ===========    ===========    ===========    ===========







                Read accompanying Notes to Financial Statements.

                              BANNER HOLDING CORP.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)

                                                                           Period From
                                                                        January 26, 1998
                                      Six Months         Six Months        (Inception)
                                Ended October 31,     Ended October 31,     To October
                                        2002                  2001           31, 2002
                                        ----                  ----         --------

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net (loss) .................   $    (181)   $ (86,955)   $(134,854)
  Adjustments to reconcile
   net loss to cash (used in)
   operating activities:
    Noncash charge for general
     and administrative
     expenses ................        --          3,000       25,500
    Amortization of deferred
     offering costs .........        --         82,590       82,590
    (Increase) in prepaid
     expenses ................        --           --           (940)
    Increase in accounts
     payable .................        --            545       27,028
                                 ---------    ---------    ---------

NET CASH (USED IN) OPERATING
 ACTIVITIES ..................        (181)        (820)        (676)
                                 ---------    ---------    ---------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Increase in deferred offering
  costs ......................        --           --        (82,590)
 Proceeds of stockholder
  receivable .................        --           --         29,528
 Sale of common stock and
  contribution of capital ....         150          750       98,738
 Restricted cash for common
  stock subject to redemption         --           --        (45,000)
                                 ---------    ---------    ---------

NET CASH PROVIDED BY FINANCING
 ACTIVITIES ..................         150          750          676
                                 ---------    ---------    ---------

NET (DECREASE) IN CASH .......         (31)         (70)        --

CASH - BEGINNING .............          31          172         --
                                 ---------    ---------    ---------

CASH - ENDING ................   $    --      $     102    $    --
                                 =========    =========    =========


                Read accompanying Notes to Financial Statements.

                              BANNER HOLDING CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2002



NOTE 1.  ORGANIZATION

Banner Holding Corp. was incorporated on January 26, 1998 under the laws of the State of Florida and has a fiscal year ending April 30. The company is a "shell" company, the purpose of which is to seek and consummate a merger or acquisition. The company's headquarters is in Tequesta, Florida.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

The accompanying condensed financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended April 30, 2002, included in the Company's Form 10-KSB as filed with the SEC.

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

                              BANNER HOLDING CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2002



NOTE 3.  CAPITAL STOCK

The Company has authorized 5,000,000 preferred shares and 25,000,000 common shares each with a par value of $.01 per share. As of October 31, 2002, 3,000,000 shares were issued and outstanding. No preferred shares have been issued.

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

Item 3.  Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

                                                      SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               BANNER HOLDING CORP.
                                                       (Registrant)


Date: September 29, 2003                 By: /s/ John M. O'Keefe,Sr.
                                                John M. O'Keefe, Sr.
                                                President and Chief
                                                Executive Officer

CERTIFICATIONS*

I, John M. O'Keefe, Sr. certify that;

1. I have reviewed this quarterly report on Form 10-QSB of Banner Holding Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement or a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   September 26, 2003

/s/ John M. O'Keefe, Sr.,
Principal Executive Officer
and Principal Financial Officer