Form 10QSB
period 2003-01-31
BANNER HOLDING CORP
filed 2003-09-30
CIK 1064105

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the quarterly period ended January 31, 2003

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

                          As of January 31, 2003 the issuer had 3,000,000 shares of $.01 par value common stock outstanding.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheet
         January 31, 2003 .................   2

         Condensed Statement of Operations
         Three and nine months ended
             January 31, 2003 .............   3

         Condensed Statement of Cash Flows
         Nine months ended January 31, 2003   4

         Notes to Financial Statements ....   5

Item 2.  Plan of Operation ................   7

Item 3.  Controls and Procedures ..........   8

                              BANNER HOLDING CORP.
                          (A Development Stage Company)
                             CONDENSED BALANCE SHEET
                                JANUARY 31, 2003
                                   (Unaudited)




                         ASSETS

CURRENT ASSETS
Prepaid expenses                                                       $    940
                                                                       ========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable and accrued expenses ......   $  27,028
                                                ---------

STOCKHOLDERS' EQUITY (DEFICIT)
 Preferred stock, $.01 par value, 5,000,000
  shares authorized, no shares issued or
  outstanding
 Common stock, $.01 par value, 25,000,000
  shares authorized, 3,000,000 shares
  issued and outstanding ....................      30,000
 Additional paid-in capital .................      78,766
 Deficit accumulated during the development
  stage .....................................    (134,854)
                                                ---------

         Total Stockholders' Equity (Deficit)     (26,088)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
 (DEFICIT) ..................................   $     940
                                                =========





                Read accompanying Notes to Financial Statements.








                              BANNER HOLDING CORP.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                         Period
                                                                                          From
                                       Three Months              Nine Months          January 26, 1998
                                       Ended January 31,       Ended January 31,      (Inception)
                                                                                            To
                                       2003      2002            2003      2002       January  31,  2003

REVENUES ........................   $--     $      --      $    --     $      --      $      --

EXPENSES
 General and administrative .....               1,987         --          88,942        134,854
                                              -----------    ---------   -----------    -----------

NET LOSS ........................           $  (1,987)  $      --      $   (88,942)    $(134,854)
                                            ===========    =========   ===========    ===========


LOSS PER SHARE ..................           $      --      $    --     $  (.03)
                                            ===========    =========   ===========     ===========

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING ....................   3,000,000    3,000,000     3,000,000      3,125,362
                                   ===========    =========   ===========    ===========






                Read accompanying Notes to Financial Statements.


                              BANNER HOLDING CORP.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                                          (Unaudited)

                                                                                   Period From
                                                                                      January 26,
                                                                                    1998
                                             Nine Months         Nine Months        (Inception)
                                         Ended January 31,     Ended January 31,     To January
                                                2003                   2002           31, 2003
                                                ----                   ----           --------

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net (loss) .................   $    (181)   $ (88,942)   $(134,854)
  Adjustments to reconcile
   net loss to cash (used in)
   operating activities:
    Noncash charge for general
     and administrative
     expenses ................        --          4,500       25,500
    (Increase) in prepaid
     expenses ................        --           --           (940)
    Amortization of deferred
     offering  costs .........        --         82,590       82,590
    Increase in accounts
     payable .................        --            997       27,028
                                 ---------    ---------    ---------

NET CASH (USED IN) OPERATING
 ACTIVITIES ..................        (181)        (855)        (676)
                                 ---------    ---------    ---------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Increase in deferred offering
  costs ......................        --           --        (82,590)
 Proceeds of stockholder
  receivable .................        --           --         29,528
 Sale of common stock and
  contribution of capital ....         150          750       98,738
 Restricted cash for common
  stock subject to redemption         --           --        (45,000)
                                 ---------    ---------    ---------

NET CASH PROVIDED BY FINANCING
 ACTIVITIES ..................         150          750
                                 ---------    ---------    ---------
                                                                 676

NET (DECREASE) IN CASH .......         (31)        (105)        --

CASH - BEGINNING .............          31          172         --
                                 ---------    ---------    ---------

CASH - ENDING ................   $    --      $      67    $    --
                                 =========    =========    =========

                Read accompanying Notes to Financial Statements.
                              BANNER HOLDING CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2003



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

                                  BANNER HOLDING CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2003



NOTE 3.  CAPITAL STOCK

                  The Company has authorized 5,000,000 preferred shares and 25,000,000 common shares each with a par value of $.01 per share. As of January 31, 2003, 3,000,000 shares were issued and outstanding. No preferred shares have been issued.

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


                              BANNER HOLDING CORP.
                                                       (Registrant)


Date: October 3, 2003         By: /s/ John M. O'Keefe,Sr.
                              John M. O'Keefe, Sr.
                                        President and Chief
                                Executive Officer

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