Form 10KSB
period 2003-04-30
BANNER HOLDING CORP
filed 2003-10-01
CIK 1064105

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED APRIL 30, 2003

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

As of July 31, 2003, there were 3,000,000 shares of common stock outstanding. The aggregate market value of such shares held by non-affiliates of the registrant was $0.


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

As of April 30, 2003 two persons own the 3,000,000 shares of common stock outstanding. On January 26, 1998, the Company issued 1,650,000 shares of its Common Stock to John M. O'Keefe, the Company's President and a Director, and 1,350,000 shares to Vicki J. Lavache, the Company's Secretary/Treasurer and a Director. Each paid $0.013 per share for an aggregate of $39,000. In addition, the shareholders have contributed $48,738 for offering and administrative expenses to April 30, 2002.


Item 6.  Management's Discussion and Analysis or Plan of Operation

The Company, a development stage entity, has neither engaged in any operations nor generated any revenues to date. Its entire activity since its inception has been fund raising through an offering of equity securities.


The  Company's  administrative  expenses  to  date  are  approximately  $52,300.
Included in the expenses is $25,500 in non-cash general and administrative expense.


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

None.

                                                               Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Name                                        Age               Title

John M. O'Keefe                      61     President/Treasurer, Director
Vicki J. Lavache                     56     Secretary, Director

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


Item 11.  Security Ownership of Certain Beneficial Owners and Management


     The following table sets forth information as of April 30, 2003 with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, and (iii) officers and directors as a group.


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

(a) ..................................   Financial Statements - April 30, 2003

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

         Exhibits
       99.0
(b)      Reports on Form 8-K
             None

Item 14.  Controls and Procedures


     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.



     During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer/Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. Subsequent to the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and no corrective actions were taken with regard to significant deficiencies or material weaknesses in such controls.



                                            BANNER HOLDING CORP.
                                            (A Development Stage Company)

                                                         FINANCIAL STATEMENTS

                                                   APRIL 30, 2003




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

Financial Statements:

 Balance Sheet ........................   F-2

 Statements of Operations .............   F-3

 Statements of Changes in Stockholders'
 Equity (Deficit) .....................   F-4

 Statements of Cash Flows .............   F-6

 Notes to Financial Statements ........   F-7













Earl M. Cohen, C.P.A., P.A.
2505 N.W. Boca Raton Blvd., Suite 202
Boca Raton, FL  33431
561-347-1608
                                            INDEPENDENT AUDITOR'S REPORT


To The Board of Directors
Banner Holding Corp.

     We have audited the accompanying balance sheet of Banner Holding Corp. (a development stage company), as of April 30, 2003 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended April 30, 2003 and 2002 and for the period from January 26, 1998 (inception) through April 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


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


     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Banner Holding Corp. (a development stage company) as of April 30, 2003, and the results of its operations and its cash flows for the years ended April 30, 2003 and 2002 and for the period from January 26, 1998 (inception) through April 30, 2003 in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has no revenues and has experienced net losses of $134,854 since inception and a working capital deficiency of $26,088 as of April 30, 2003. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


September 26, 2003


                                                      Earl M. Cohen, C.P.A.
                                                       Boca Raton, Florida

                                                                  F-1

                                                BANNER HOLDING CORP.
                                            (A Development Stage Company)
                                                   BALANCE SHEET
                                                   APRIL 30, 2003





                                                       ASSETS

CURRENT ASSETS
 Prepaid expenses                                                  $    940





                               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable and accrued expenses                    $ 27,028

STOCKHOLDERS' EQUITY (DEFICIT)                             (26,088)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)  $    940








                         Read accompanying Notes to Financial Statements.

                                       F-2
                              BANNER HOLDING CORP.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                       YEARS ENDED APRIL 30, 2003 AND 2002
                                       AND
         PERIOD FROM JANUARY 26, 1998 (INCEPTION) THROUGH APRIL 30, 2003

                                                                                January 26, 1998
                                   Year Ended         Year Ended         (Inception)
                                 April 30,            April 30,         To April 30
                                   2003                  2002                   2003

REVENUES ..................   $      --      $      --      $      --

EXPENSES
 General and administrative           181         90,743       (134,854)

NET LOSS ..................   $      (181)   $   (90,743)   $  (134,854)

LOSS PER SHARE ............   $      --                     $      (.03)

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING .......     3,000,000      3,094,795





                             Read accompanying Notes to Financial Statements.

                                                                  F-3

                              BANNER HOLDING CORP.
                          (A Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
         PERIOD FROM JANUARY 26, 1998 (INCEPTION) THROUGH APRIL 30, 2003

                                                                               Deficit
                                                                                           Accumulated
                                                       Common Stock         Additional    During the
                                                     Number of    Par         Paid-In     Development   Stockholder
                                                   Shares     Value        Capital        Stage    Receivable      Total
Common shares issued to founders        3,000,000   $30,000       $ 9,000     $    -          $(29,528)   $  9,472
Noncash general and administrative
 expenses                                            -          -            1,500          -              -          1,500
Net (loss)                                  -          -             -           (1,500)          -         (1,500)

Balance - April 30, 1998                3,000,000    30,000        10,500        (1,500)       (29,528)      9,472

Repayment of stockholders' receivable       -          -             -             -            19,945      19,945
Noncash general and administrative
 expenses                                   -          -            6,000          -              -          6,000
Net (loss)                                  -          -             -           (6,458)          -         (6,458)

Balance - April 30, 1999                3,000,000    30,000        16,500        (7,958)        (9,583)     28,959

Repayment of stockholders' receivable       -          -             -             -             9,583       9,583
Contribution to capital                     -          -           26,452          -              -         26,452
Noncash general and administrative
 expenses                                   -          -            6,000          -              -          6,000
Net (loss)                                  -          -             -          (11,290)          -        (11,290)

Balance - April 30, 2000                3,000,000    30,000        48,952       (19,248)          -         59,704
Deferred offering costs attributable
 to common stock subject to redemption         -         -          (16,518)         -              -        (16,518)
Contribution to capital                      -         -           10,775          -              -         10,775
Noncash general and administrative
 expenses                                    -         -            6,000          -              -          6,000
Net (loss)                                   -         -             -          (24,682)          -        (24,682)

Balance - April 30, 2001                3,000,000    30,000        49,209       (43,930)          -         35,279

                              BANNER HOLDING CORP.
                          (A Development Stage Company)
       STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)(CONTINUED)
         PERIOD FROM JANUARY 26, 1998 (INCEPTION) THROUGH APRIL 30, 2003

                                                                                             Deficit
                                                                                           Accumulated
                                                       Common Stock         Additional    During the
                                                     Number of    Par         Paid-In     Development   Stockholder
                                                   Shares     Value        Capital        Stage    Receivable      Total
Reversal of deferred offering costs
 attributable to common stock subject
 to redemption - offering canceled           -         -           16,518          -              -         16,518
Contribution to capital                      -         -            6,889          -              -          6,889
Noncash general and administrative
 expenses                                    -         -            6,000          -              -          6,000
Net (loss)                                   -         -             -          (90,743)          -        (90,743)

Balance - April 30, 2002                3,000,000    30,000        78,616      (134,673)          -        (26,057)

Contribution to capital                      -         -              150          -            ----           150
Net (loss)                                   -         -             -             (181)          -           (181)

Balance - April 30, 2003                3,000,000   $30,000       $78,766     $(134,854)          -       $(26,088)



                           ead accompanying Notes to Financial Statements.
                                                                         F-5

                              BANNER HOLDING CORP.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                       YEARS ENDED APRIL 30, 2003 AND 2002
                                       AND
         PERIOD FROM JANUARY 26, 1998 (INCEPTION) THROUGH APRIL 30, 2003

                                                                                 January 26, 1998
                                                Year Ended       Year Ended         (Inception)
                                               April 30,          April 30,         To April 30
                                                   2003                2002                   2003

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net (loss) ...................   $    (181)   $ (90,743)   $(134,854)
  Adjustments to reconcile
   net loss to cash (used in)
   operating activities:
    Noncash charge for general
     and administrative expenses        --          6,000       25,500
    Amortization of deferred
     offering costs ............        --         82,590       82,590
   (Increase) in prepaid
     expenses ..................        --           --           (940)
    Increase in accounts
     payable ...................        --            123       27,028

NET CASH (USED IN) OPERATING
 ACTIVITIES ....................        (181)      (2,030)        (676)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Increase in deferred offering
  costs ........................        --           --        (82,590)
 Proceeds of stockholder
  receivable ...................        --           --         29,528
 Sale of common stock and
  contribution of capital ......         150        1,889       98,738
 Restricted cash for common
  stock subject to redemption ..        --           --        (45,000)

NET CASH PROVIDED BY FINANCING
 ACTIVITIES ....................         150        1,889          676

NET (DECREASE) IN CASH .........         (31)        (141)        --

CASH - BEGINNING ...............          31          172         --

CASH - ENDING ..................   $    --      $      31    $    --

                Read accompanying Notes to Financial Statements.

                              BANNER HOLDING CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2003



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





                                                         F-7

                              BANNER HOLDING CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2003


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


NOTE 3.  INCOME TAXES

     As of April 30, 2003, the Company has a net operating loss carryforward for income tax purposes of approximately $109,000 expiring through April 30, 2023, available to offset future taxable income. No deferredincome taxes have been recorded due to the Company having no history of profitable operations. Significant components of the Company's net deferred income tax asset are as follows:


                                                       2003       2002

                   Net operating loss carryforward    $ 20,300   $20,300
                   Less: Valuation allowance           (20,300)  (20,300)

                   Net deferred income tax asset      $   -      $  -

                  During the year ended April 30, 2003, there was no change in the valuation allowance.


                                                         F-8
                              BANNER HOLDING CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2003



NOTE 3.  INCOME TAXES (CONTINUED)

     The reconciliation of income tax (benefit) computed at the federal statutory rate to income tax expense (benefit) is as follows:
                    Tax (benefit) at federal statutory
                     rate                                         (15.00)%
                    State tax (benefit), net of federal
                     benefit                                        (3.63)
                    Valuation allowance                                  18.63

                    Tax provision (benefit)                             00.00%

NOTE 4.  CAPITAL STOCK

     The Company has authorized 5,000,000 preferred shares and 25,000,000 common shares each with a par value of $.01 per share. As of April 30, 2003, 3,000,000 shares were issued and outstanding, respectively. No preferred shares have been issued.


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


     The Company was unable to timely effect a business combination and in accordance with SEC Rule 419 was forced to terminate the offering on its expiration date of October 20, 2001. The deposited funds in the escrow


                                                         F-9
                              BANNER HOLDING CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2003



NOTE 4.  CAPITAL STOCK (CONTINUED)

     account were returned to the investor and the balance of the deferred offering costs were expensed during the year ended April 30, 2002.


     On August 26, 2003, the Articles of Incorporation were amended to increase the number of authorized common shares to 50,000,000.

NOTE 5.  RELATED PARTY TRANSACTIONS

                  Office Facilities

     The  Company  shares  office  space and other  administrative  costs with a company owned by the majority stockholders at no charge. The Company estimated these costs to be approximately $500 per month. During the year ended April 30, 2003, these charges were discontinued. For the years ended April 30, 2003 and 2002, $0 and $6,000 has been recorded as an increase in general and administrative expenses and additional paid-in capital, respectively.


Loans From Related Party

     During the years ended April 30, 2003 and 2002, a company owned by the majority stockholders advanced and/or paid general and administrative expenses of $150 and $1,889, respectively. These amounts were recorded as increases in additional paid-in capital.


NOTE 6.  GOING CONCERN

     The Company has no revenues to date and has incurred operating losses of $134,854 since inception and has a working capital deficit of $26,088 as of April 30, 2003. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. Management has not identified
                                                        F-10

                              BANNER HOLDING CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2003




NOTE 6.  GOING CONCERN (CONTINUED)

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
























                                                                 F-11
                                                              SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                            BANNER HOLDING CORP.

                                            by:  /s/John M. O'Keefe
                                                     John M. O'Keefe, Sr.
                                        President and Chief Executive Officer



     In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2003.
                                            By:  /s/John M. O'Keefe
                                John M. O'Keefe, Sr.
                                         President and Chief Executive Officer

September 28, 2003