Form 10QSB
period 2003-07-31
BANNER HOLDING CORP
filed 2003-10-01
CIK 1064105

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended July 31, 2003

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            [x] Yes          [ ] No
              As of July 31, 2003 the issuer had 3,000,000 shares of $.01 par value common stock outstanding.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheet
         July 31, 2003                              2

         Condensed Statement of Operations
         Three months ended July 31, 2002
          and July 31, 2003                            3

         Condensed Statement of Cash Flows
         Three months ended July 31, 2002
          and July 31, 2003                                     4

         Notes to Financial Statements             5

Item 2.  Plan of Operation                         7

Item 3.  Controls and Procedures                   8

                              BANNER HOLDING CORP.
                         (A Development Stage Copmpany)
                             CONDENSED BALANCE SHEET
                                JANUARY 31, 2003
                                   (Unaudited)




                         ASSETS

CURRENT ASSETS
 Prepaid expenses                                         $     940
                                                          =========


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable and accrued expenses .......................        $  27,028
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
                                                                      =========











                              Read accompanying Notes to Financial Statements.

                              BANNER HOLDING CORP.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                                          (Unaudited)

                                                                  Period From
                                       Three Months           January 26,1998
                                        Ended July 31,      (Inception) To
                                      2003       2002       July 31, 2003
                                     ----       ----       -------------

REVENUES .........................      $--       $      --         $      --

EXPENSES
 General and administrative ......       --               181           134,854
                                        ----      -----------       -----------

NET LOSS .........................      $--       $      (181)      $  (134,854)
                                        ====      ===========       ===========

LOSS PER SHARE ...................                $      --         $      --
                                                  ===========       ===========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING ...........                  3,000,000         3,000,000
                                                  ===========       ===========



























                          Read accompanying Notes to Financial Statements.

                              BANNER HOLDING CORP.
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                                          (Unaudited)


                                                            Period From
                                                             January 26, 1998
                              Three Months       Three Months      (Inception)
                              Ended July 31,       Ended July 31,   To July 31,
                                  2003               2002                2003
                              ----               ----                      ----

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net (loss) .........................      $--       $    (181)      $(134,854)
  Adjustments to reconcile
   net loss to cash (used in)
   operating activities:
    Noncash charge for general
     and administrative
     expenses ........................       --            --            25,500
    Amortization of deferred
     offering costs ..................       --            --            82,590
   (Increase) in prepaid
     expenses ........................       --            --              (940)
    Increase(decrease) in:
     Accounts payable ................       --            --            27,028
                                            ----      ---------       ---------

NET CASH (USED IN) OPERATING
 ACTIVITIES ..........................       --            (181)           (676)
                                            ----      ---------       ---------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Increase in deferred offering
  costs ..............................       --            --           (82,590)
 Proceeds of stockholder
  receivable .........................       --            --            29,528
 Sale of common stock and
  contribution of capital ............       --             150          98,738
 Restricted cash for common
 stock subject to redemption .........       --            --           (45,000)
                                            ----      ---------       ---------

NET CASH PROVIDED BY FINANCING
 ACTIVITIES ..........................       --             150             676
                                            ----      ---------       ---------

NET (DECREASE) IN CASH ...............       --             (31)           --

CASH - BEGINNING .....................       --              31            --
                                            ----      ---------       ---------

CASH - ENDING ........................      $--       $    --         $    --
                                            ====      =========       =========






                Read accompanying Notes to Financial Statements.

                              BANNER HOLDING CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2003

NOTE 1.  ORGANIZATION

Banner Holding Corp. was incorporated on January 26, 1998 under the laws of the State of Florida and has a fiscal year ending April 30. The company is a "shell" company, the purpose of which is to seek and consummate a merger or acquisition. The company's headquarters is in Tequesta, Florida.



NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Basis of Presentation

                  The accompanying condensed financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended April 30, 2003 included in the Company's Form 10-KSB as filed with the SEC.

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

                              BANNER HOLDING CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2003



NOTE 3.  CAPITAL STOCK

                  The Company has authorized 5,000,000 preferred shares and 25,000,000 common shares each with a par value of $.01 per share. As of July 31, 2003, 3,000,000 shares were issued and outstanding. No preferred shares have been issued.

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

Date:   September 29, 2003

/s/ John M. O'Keefe, Sr.,
Chief Executive Officer
and Chief Financial Officer