Form 10QSB
period 2003-10-31
BANNER HOLDING CORP
filed 2004-06-11
CIK 1064105

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-QSB
                  Quarterly Report under Section 13 or 15(d)
                    Of the Securities Exchange Act of 1934
                For the quarterly period ended October 31, 2003

                             BANNER HOLDING CORP.
                (Name of Small Business Issuer in its charter)

                                   000-29707
                            Commission File Number

                                    FLORIDA
        (State or other jurisdiction of incorporation or organization)

                                  65-0826508
                     (I.R.S. Employer Identification No.)

                                   18 NE 53
                               Oklahoma City, OK
                   (Address of principal executive offices)

                                     73105
                                  (Zip Code)

                   Issuer's telephone number: (405)684-2866
                       --------------------------------
Check whether the issuer: (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[x] Yes [ ] No
As of October 31, 2003 the issuer had 3,000,000 shares of $.01
Par value common stock outstanding.



INDEX


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheet October 31, 2003                                1

Condensed  Statement of  Operations  for
Period  ended  October  31,  2003					2

Condensed  Statement  of Cash Flows  for
Period  ended  October 31,2003{ellipsis}
{ellipsis}{ellipsis}							3

Condensed   Statement  of  Stockholders'
Equity October 31, 2003							4

Notes to Financial Statements	                                        5


Item  2.   Management's  Discussion  and
Analysis  of   Financial  Condition  and
Results of Operations                                                   9

Item 3. Disclosure Controls and Procedures	                        9



PART II OTHER INFORMATION                                               12







			BANNER HOLDING CORP.
		   (A Development Stage Company)
		      CONDENSED BALANCE SHEET
			  October 31, 2003
			     (Unaudited)

Assets:

Current assets:

Cash and equivalents		                         $	 833
							 -----------
Total current assets		                    	         833

Property and equipment- net			              13,000

Intangible assets, net			                      26,000
							 -----------
Total assets		                                 $    39,833
							 ===========

Liabilities and Stockholders' Equity:

Current liabilities:

Accounts payable - shareholder			         $     5,000
							 -----------
Total current liabilities	                               5,000

Stockholders' Equity:

Common stock and paid-in capital; - shares
  Authorized 50,000,000; Shares issued
  And outstanding 3,000,000 			              60,000
Preferred stock, $.01 par value,
  5,000,000 shares authorized, no shares
  Issued or outstanding		                                   0
Additional Paid- in- Capital		                     120,000
Accumulated Deficit during the
  Development Stage 		                           (145,167)
							 -----------
Total stockholders' equity 		                      34,833
							 -----------

Total liabilities and stockholders' equity		 $    39,833
							 ===========

See accompanying notes.
                                    -1-



		 	 Banner Holding, Inc.
		  (A development stage enterprise)
		CONSOLIDATED STATEMENT OF OPERATIONS
			Period from Inception
		(March 11, 2003) to October 31, 2003




Revenue                                                   $	    0
							  -----------
Operating expenses:

Cost of revenue                                                     0
Research and development	                             (92,817)
Sales and marketing   		                             (10,300)
General and administrative		                     (42,050)
							  -----------
Total operating expenses	                            (145,167)
							  -----------

Operating loss 	                                            (145,167)
Provision for income taxes	                                    0
							  -----------
Net loss                                                  $ (145,167)
							  ===========

Basic and diluted loss per share:	                  $    (0.05)
							  ===========
Weighted average shares outstanding:
basic and diluted                                           3,000,000
							  ===========


See accompanying notes.





                                                -2-

			BANNER HOLDING CORP.
		   (A Development Stage Company)
		 CONDENSED STATEMENT OF CASH FLOWS
		From Inception to October 31, 2003
			    (Unaudited)

Operations:

Net loss                                             $	(145,167)

Depreciation and amortization		                   37,522
Accounts payable- shareholder		                    5,000
						     ------------
Net cash used for operations	                        (102,645)

Financing:

Additional capital contributed by shareholder		  180,000
						     ------------
Net cash provided from financing	                  180,000

Investing:

Additions to property and equipment			 (17,552)
Additions to intangible assets				 (59,000)
						     ------------
Net cash used for investing                              (76,552)
						     ------------
Net change in cash and equivalents	                      833

Cash and equivalents, beginning of year 	                0
						     ------------
Cash and equivalents, end of year                    $	      833
						     ============

See accompanying notes.
                                    -3-



			Banner Holding Corp.
		(A development stage enterprise)
			October 31, 2003
	    CONDENSED STOCKHOLDERS' EQUITY STATEMENT
			    (Unaudited)



Common stock and additional paid-in capital:


Balance, beginning of period				$	 0
Common stock purchased from former shareholders		         0
Additional capital contributed by stockholder	           180,000
							----------
Balance, end of period                                     180,000
							----------


Retained earnings:


Balance, beginning of year					 0
Net Loss                                                 (145,167)
Balance, end of year					 (145,167)
							----------
Total stockholders' equity	                        $   34,833
							==========



See accompanying notes.

			BANNER HOLDING CORP.
		   (A Development Stage Company)
		NOTES TO CONDENSED FINANCIAL STATEMENTS
			  October 31, 2003

NOTE 1. - ORGANIZATION AND FINANCIAL REPORTING:


Banner Holding Corp ("Banner").was incorporated on January 26, 1998 under the laws of the State of Florida and has a fiscal year ending April 30. The company was a "shell" company, the purpose of which is to seek and consummate a merger or acquisition.

Accordingly, these financial statements reflect an October 24, 2003 transaction whereby all 3,000,000 outstanding shares of Banner Holding, Inc.("Banner"), have been exchanged for $60,000 cash from the shareholders of Guest marketing L.L.C. ("GM" or the "Company") to the former stockholders of Banner.

The Company, an Oklahoma corporation, formed on March 11, 2003 has yet to commence intended operations and is a development stage enterprise and does not meet the going concern assumption.

The transaction is reflected in these financial statements as a reverse acquisition and Banner, which had no assets or liabilities at time of acquisition will be changing its name to GM.

Because of the Banner's past history of inactivity as a "shell company", comparative financial statements are not meaningful and accordingly, the financial data reflected in this Form 10-Q relates to GM which commenced business in June 2003.

The accompanying condensed consolidated financial statements are Unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC).Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (which include only normal recurring Adjustments) considered necessary for a fair presentation have been included.

These financial statements should be read in conjunction with the Banner's financial statements and notes thereto for the year ended April 30, 2003 included in the Company's Form 10-KSB as filed with the SEC.



NOTE 2 - ACCOUNTING POLICIES:

Estimates and Assumptions:

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management's estimates and assumptions.

Revenue Recognition:
Licenses for products and services will generally be recognized as products are shipped or services rendered.

Loss per Share:

Loss per share is computed by dividing net loss for the year by the weighted average number of shares outstanding.

Research and Development:

Research and development ("R&D") expenses include payroll, employee benefits, and other personnel-related costs associated with product development. Technological feasibility for software products and services has not been reached to date. Accordingly, we expense all R&D costs when incurred.

Property and Equipment:

Property and equipment is stated at cost and depreciated using the straight-line method over the shorter estimated life of the asset or the lease term, ranging from two to 5 years. Computer software developed or obtained for internal use is depreciated using the straight-line method over the estimate useful life of the software, generally three years or less.

Intangible Assets:
Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from one to five years.


NOTE 3 - PROPERTY AND EQUIPMENT:

Computer equipment 						 $	 1,552
Software for internal use						16,000
Property and equipment - at cost	                                17,552
Accumulated depreciation 					       (4,552)
Property and equipment-net -October 31, 2003			 $	13,000

NOTE 4 - INTANGIBLE ASSETS:

During fiscal 2003, we recorded additions of $59,000 in intangible assets, primarily related to the acquisition of software to establish our business with $20,000 allocated to marketing related assets and $$39,000 to technology-based assets. Amortization is being recognized over four years.



NOTE 5 - SUBSEQUENT EVENTS AND CONTINGENCIES:

The Company has registered, on FORM SB-2 3,000,000 common shares for sale and is awaiting SEC approval. The proceeds will be used for the continued development of the Company's technology and its operating activities. Management believes that the net proceeds of the offering will be sufficient to operate the Company for twelve months. Also, the shareholders have indicated a continued interest in funding future development.

However, the Company has yet to generate any revenues and no assurance is made that any revenues will ever be generated by this unproven technology or that the present shareholders' will continue funding. Therefore, an uncertainty regarding the going concern assumption exists at October 31, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Banner Holding Corp., ("Company"), became a registered public company on April 20, 2000. Banner had no commercial business, no full-time employees, minimal capital and operating costs limited to legal, accounting, escrow and stock transfer and reporting- related fees. These costs were paid with loans from principal shareholders.


As a "shell" company Banner's purpose was to be used as a vehicle for a reverse acquisition. Such transaction took place as of October 31, 2003 on these financial statements .The transaction was a tax-free merger and was accounted for as a reverse acquisition. SEE Note1 to the financial statements.


Banner exercised its affirmative duty to file independent audited financial statements of GM with the Securities and Exchange Commission as part of its Form 8-K upon consummation of a merger on November 3, 2004.


The Company has been developing its technology and the feasibility thereof it has not commenced its intended activities to date As of October 31, 2003;
$145,000 has been initially expended by the Company for research and administrative costs.

Item 3. Disclosure Controls and Procedures:

As required by Rule 13a-15 under the Exchange Act, the Banner and the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer
..
Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

PART II - OTHER INFORMATION:





Item 1-Legal Proceedings - NONE

Item 2-Changes in Securities - NONE

Item 3-Defaults upon Senior Securities - NONE

Item 4-Submission of Matters for Vote of Security Holders - NONE

Item 5- Other Information - NONE

Item 6-Exhibits And Reports on Form 8-K:

   a) Exhibits:

#99.1 - Certification of Chief Executive Officer and Chief
Financial Officer pursuant to 18 U.S.C. Section 1350, as
Adopted and Section 906 of SOA of 2002.

#99.2 - Certification pursuant to Section 302 of SOA of 2002.

   b) Reports on Form 8-K - NONE

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BANNER HOLDING CORP.
(Registrant)




Date: April 4, 2004

By _/s/ John Higgins
  ------------------

John Higgins
Chief Executive Officer
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized

Date: April 4, 2004

By _/s/ John Higgins
  ------------------

John Higgins
Chairman of the Board

Exhibit 99.1 and 99.2:

CERTIFICATION*

I, John Higgins certify that;
1. I have reviewed this quarterly report on Form 10-QSB of Banner Holding Corp.; Such report fully complies with Section 13(a) and 15(d), as amended, of Securities Exchange Act of 1934.

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

4. The registrant's other certifying officers are responsible for
Establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");

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


BANNER HOLDING CORP.
(Registrant)



/s/ John Higgins
----------------

John Higgins
Chief Executive Officer
And Chief Financial Officer
Dated: April 4, 2004
                                                 -14-