Form 10QSB
period 2004-01-31
BANNER HOLDING CORP
filed 2004-06-11
CIK 1064105

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-QSB
                  Quarterly Report under Section 13 or 15(d)
                    Of the Securities Exchange Act of 1934
                For the quarterly period ended January 31, 2004

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

                                     73105
                                  (Zip Code)

                   Issuer's telephone number: (405)684-2866
                       --------------------------------
    Check whether the issuer: (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
      has been subject to such filing requirements for the past 90 days.
                                [x] Yes [ ] No
        As of January 31, 2004 the issuer had 3,000,000 shares of $.01
                      Par value common stock outstanding.



INDEX


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheet January 31, 2004                                 1

Condensed Statement of Operations for Period ended January 31, 2004	 2

Condensed Statement of Cash Flows for Period ended January 31,2004	 3

 Condensed Statement of Stockholders' Equity January 31, 2004		 4

Notes to Financial Statements						 5


Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations						 9

Item 3. Disclosure Controls and Procedures	                        10



PART II OTHER INFORMATION						11







			BANNER HOLDING CORP.
		   (A Development Stage Company)
		      CONDENSED BALANCE SHEET
			 January 31, 2004
			    (Unaudited)

Assets:

Current assets:

Cash and equivalents				$ 	498
						  ---------
Total current assets					498

Property and equipment- net	                     12,052

Intangible assets, ne				     36,000
						  ---------
Total assets					$    48,550
						  =========

Liabilities and Stockholders' Equity:

Current liabilities:

Accounts payable - shareholder			$    35,650
						  ---------
Total current liabilities			$    35,650

Stockholders' Equity:

Common stock and paid-in capital; - shares
  Authorized 50,000,000; Shares issued
  And outstanding 3,000,000 			    60,000
Preferred stock, $.01 par value,
  5,000,000 shares authorized, no shares
  Issued or outstanding					 0
Additional Paid- in- Capital			   120,000
Accumulated Deficit during the
  Development Stage				  (167.100)
						  --------
Total stockholders' equity			    12,900
						  --------
Total liabilities and stockholders' equity	$   48,550
						  ========
See accompanying notes.
                                    -1-


				Banner Holding, Inc.
			(A development stage enterprise)
		      CONSOLIDATED STATEMENT OF OPERATIONS
		       From Inception to January 31, 2004

						Six Months	 3 Months
					       Ended 1/31/04   Ended 1/31/04
					       -------------   -------------

Revenue						$	0	$	0

Operating expenses:

Cost of revenue						0
Research and development			 (106,017)	  (13,200)
Sales and marketing				  (10,300)	       (0)
General and administrative			  (50,783)	   (8,733)
						----------	----------
Total operating expenses			 (167,100)	  (21,933)
						----------	----------

Operating loss					 (167,100)
Provision for income taxes				0
						----------
Net loss					$(167,100)	$ (21,933)
						==========	==========

Basic and diluted loss per share:		$   (0.06)	$    (.01)
						==========	==========
Weighted average shares outstanding:
basic And diluted				 3,000,000	3,000,000
						==========	==========


See accompanying notes.

			BANNER HOLDING CORP.
		  (A Development Stage Company)
		CONDENSED STATEMENT OF CASH FLOWS
		From Inception to January 31, 2004
			    (Unaudited)

Operations:

Net loss					    $	(167,100)
Depreciation and amortization				  38,500
Accounts payable- shareholder				  35,650
						     ------------
Net cash used for operations                             (92,950)
Financing:

Additional capital contributed by shareholder		 180,000
						     ------------
Net cash provided from financing			 180,000

Investing:

Additions to property and equipment			 (17,552)
Additions to intangible assets				 (69,000)
						     ------------
Net cash used for investing				 (86,552)
						     ------------
Net change in cash and equivalents			     498

Cash and equivalents, beginning of year			       0
						     ------------
Cash and equivalents, end of year		   $	     498
						     ============

See accompanying notes.

			Banner Holding Corp.
		(A development stage enterprise)
			January 31, 2004
	    CONDENSED STOCKHOLDERS' EQUITY STATEMENT
			   (Unaudited)



Common stock and additional paid-in capital:


Balance, beginning of period				$	0
Common stock purchased from former shareholders			0
Additional capital contributed by stockholder		  180,000
							 --------
Balance, end of period					  180,000
							 --------


Retained earnings:


Balance, beginning of year					0

Net Loss						 (167,100)
							 --------
Balance, end of year					 (167,100)
							 --------
Total stockholders' equity				$  12,900
							 ========



See accompanying notes.

			BANNER HOLDING CORP.
		   (A Development Stage Company)
		NOTES TO CONDENSED FINANCIAL STATEMENTS
			   January 31, 2004

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

Intangible Assets:
Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from one to five years.

NOTE 3 - PROPERTY AND EQUIPMENT:

Computer equipment 			      	$   1,552
Software for internal use			   16,000
						 --------
Property and equipment - at cost		   17,552
Accumulated depreciation			   (5,500)
						 --------
Property and equipment-net - January 31, 2004	$  12,052
						 ========

NOTE 4 - INTANGIBLE ASSETS:

During fiscal 2003, we recorded additions of $69,000 in intangible assets, primarily related to the acquisition of software to establish our business with $20,000 allocated to marketing related assets and $$49,000 to technology-based assets. Amortization is being recognized over four years. Approximately $32,000 was written off to R&D and amortization is being recognized over four years.

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

However, the Company has yet to generate any revenues and no assurance is made that any revenues will ever be generated by this unproven technology or that the present shareholders' will continue funding. Therefore, an uncertainty regarding the going concern assumption exists at January 31, 2004.

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

The Company has been developing its technology and the feasibility thereof it has not commenced its intended activities to date As of January 31, 2004;
$167,100 has been initially expended by the Company for research and administrative costs. As of January 31, 2004, the Company has receives 35,650 in debt funding debt from its shareholders.

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

PART II - OTHER INFORMATION:


Item 1-Legal Proceedings - NONE

Item 2-Changes in Securities -NONE

Item 3-Defaults upon Senior Securities -NONE

Item 4-Submission of Matters for Vote of Security Holders -NONE

Item 5- Other Information -NONE

Item 6-Exhibits And Reports on Form 8-K:

   a) Exhibits:

#99.1 - Certification of Chief Executive Officer and Chief
Financial Officer pursuant to 18 U.S.C. Section 1350, as
Adopted and Section 906 of SOA of 2002.

#99.2 - Certification pursuant to Section 302 of SOA of 2002.

   b) Reports on Form 8-K - November 03, 2003

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BANNER HOLDING CORP.
(Registrant)




Date: April 07, 2004

By _/s/ John Higgins
   -----------------
John Higgins
Chief Executive Officer
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized

Date: April 07, 2004

By _/s/ John Higgins
  ------------------
John Higgins
Chairman of the Board


                                               -13-




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



                                    -12-


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


BANNER HOLDING CORP.
(Registrant)



/s/ John Higgins
----------------

John Higgins
Chief Executive Officer
And Chief Financial Officer
Dated: April 07, 2004

                                     -13-